Form 10-Q
period 2022-03-31
RDE, Inc.
filed 2022-06-27
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5880 Live Oak Parkway, Suite 100

Norcross, Georgia

30093

(Address of principal executive offices)

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	RSTN	OTCQB Venture Stage Marketplace

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 14,186,604 shares of common stock outstanding as of June 24, 2022.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 1-K for the year ended December 31, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,511,774	$1,930,325
Accounts receivable	122,049	118,100
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	196,601	153,374
Total current assets	1,917,661	2,289,036

Operating lease right of use asset, net	192,812	219,739
Goodwill	146,361	-
Intangible assets, net	278,668	-
Total assets	$2,535,502	$2,508,775

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,094,031	$976,605
Accrued expenses	648,795	704,715
Deferred revenue	219,797	230,405
Government assistance notes payable, current portion	40,000	11,115
Operating lease liability, current portion	113,200	110,499
Convertible debt assumed upon reverse merger, including accrued interest of $14,887 and $11,537 at March 31, 2022 and December 31, 2021, respectively	34,887	31,537
Acquisition notes payable, current portion, including accrued interest of $184,932 at March 31, 2022	1,731,903	-
Total current liabilities	3,882,613	2,064,876

Operating lease liability, net of current portion	80,737	111,597
Acquisition notes payable, including accrued interest of $69 and $162,300 at March 31, 2022 and December 31, 2021, respectively	94,011	1,662,300
Government assistance notes payable, including accrued interest of 26,764 and $25,321 at March 31, 2022 and December 31, 2021, respectively, net of current portion	651,264	1,689,741
Total liabilities	4,708,625	5,528,514

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 13,803,261 and 12,879,428 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13,803	12,880

Additional paid-in-capital	57,448,885	56,875,273
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(60,019,154)	(60,291,235)
Total stockholders’ deficiency	(2,173,123)	(3,019,739)

Total liabilities and stockholders’ deficiency	$2,535,502	$2,508,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months ended March 31,
	2022	2021

Revenues	$759,780	$810,485

Operating expenses
Cost of revenues	100,565	113,110
Selling, general and administrative expenses	1,436,595	2,256,876
Amortization of intangible assets	18,480	192,000
Total operating expenses	1,555,640	2,561,986

Loss from operations	(795,860)	(1,751,501)

Other Income (Expense)
Interest	(26,594)	(29,184)
Gain on legal settlement	69,000	-
Gain from forgiveness of government assistance notes payable	1,025,535	648,265
Total other income (expense)	1,067,941	619,081

Net income (loss)	$272,081	$(1,132,420)

Net loss per share – basic	$0.02	$(0.10)
Net loss per share –diluted	$0.02	$(0.10)

Weighted average common shares outstanding – basic	13,197,637	11,358,884
Weighted average common shares outstanding – diluted	14,127,647	11,358,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options							101,000		101,000

Issuance of common stock to employees	-	-	323,833	323	-	-	173,212		173,535

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net income	-	-	-	-	-	-	-	272,081	272,081
Balance, March 31, 2022	-	$-	13,803,261	$13,803	383,343	$383,343	$57,448,885	$(60,019,154)	$(2,173,123)

For the Three Months Ended March 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	11,217,324	$11,218	383,343	$383,343	$52,300,092	$(55,300,012)	$(2,605,359)

Issuance of common stock for service	-	-	381,896	382	-	-	1,114,478		1,114,860

Issuance of common stock for public placement	-	-	155,760	156	-	-	361,844		362,000

Net loss	-	-	-	-	-	-	-	(1,132,420)	(1,132,420)
Balance, March 31, 2021	-	$-	11,754,980	$11,756	383,343	$383,343	$53,776,414	$(56,432,432)	$(2,260,919)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$272,081	$(1,132,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of intangible assets	18,480	192,000
Fair value of vested options	101,000
Fair value of common stock issued for services	-	1,114,860
Fair value of common stock issued for employees	173,535	-
Gain on legal settlement	(69,000)	-
Gain on forgiveness of government assistance note payable	(1,025,535)	(648,265)
Change in right of use assets	26,927	27,863
Changes in operating assets and liabilities:
Accounts receivable	(3,949)	19,218
Prepaid expenses and other current assets	(43,227)	(20,151)
Accounts payable	117,426	193,949
Accrued expenses	13,080	(32,536)
Deferred revenue	(10,608)	-
Accrued interest payable	26,593	28,719
Accrued payroll and advances – related party	-	31,250
Operating lease liability	(28,159)	(22,646)
Net cash used in operating activities	(431,356)	(248,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	12,805	-
Net cash provided by financing activities	12,805	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bridge note payable	-	(75,000)
Repayment of convertible notes payable	-	(400,000)
Repayment of acquisition obligation	-	(18,414)
Proceeds from notes payable – government assistance loans	-	1,026,000
Proceeds from public offering	-	362,000
Net cash provided by financing activities	-	894,586

Net increase (decrease) in cash and cash equivalents	(418,551)	646,427
Cash and cash equivalents beginning of period	1,930,325	600,576
Cash and cash equivalents end of period	$1,511,774	$1,247,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Goodwill and intangible assets acquired from acquisition of GameIQ	$443,509	$-
Fair value of common shares issued on acquisition of GameIQ	$300,000	$-
Notes payable issued from acquisition of GameIQ	$140,914	$-
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$15,400	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2022 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. Intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 1-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 11, 2022.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

COVID-19 Considerations

In March 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the “COVID-19 pandemic”). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the customers on whom the Company’s business relies, including restaurants and hotels and other accommodation providers, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and the Company’s workforce, operations and customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in restaurants activities, travel and accommodation activities and consumer demand for related services. The Company’s financial results and prospects are dependent on the sale of these services.

The Company’s operations have been significantly and negatively impacted. Due to the uncertain and rapidly evolving nature of current conditions around the world, the Company is unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. With the spread of COVID-19 to other regions, such as Europe and the United States, the Company expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2022, the Company recorded a operating loss of $795,860 and used cash in operations of $431,356 and had a stockholders’ deficit of $2,173,123 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $1,511,774. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Reclassifications

Certain prior year amounts, consisting primarily of accrued acquisition obligations, have been reclassified as a component of accrued expenses for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations, total stockholders’ deficiency or cash flows from operations.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

Revenue Recognition

Revenue is recognized when, or as, control of a promised product transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes taxes that have been assessed by governmental authorities and that are directly imposed on revenue- producing transactions between the Company and its customers, including sales and use taxes. Revenue recognition is evaluated through the following five-step process:

1)	identification of the agreement with a customer;
2)	identification of the performance obligations in the agreement;
3)	determination of the transaction price;
4)	allocation of the transaction price to the performance obligations in the agreement; and,
5)	recognition of revenue when or as a performance obligation is satisfied.

The Company operates on-line websites that sells discounted restaurant coupons, travel and vacation packages and other merchandise across a wide range of product categories including but not limited to computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products and collectibles. In addition, we also generate revenues based upon the number of times a third party website(s) or products(s) are accessed or viewed by consumers from the Company’s website or platform.

Sale of Restaurant Coupons

We derive our revenue from transactions in which we sell discount certificates for restaurants on behalf of third-party restaurants. Approximately 9-13 days each month we email our customers offers for restaurant discounts based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a restaurant. We recognize revenue at a gross basis upon sale and collection of the restaurant coupons from customers. We have no further commitment or obligation to third-party restaurants or the coupon purchasers upon the sale of restaurant coupons and no amounts are due to the third-party restaurants for these sales. Sale of restaurant coupons are generally nonrefundable. On a case by case basis, the Company will accept customer’s request to transfer a restaurant coupon from one third-party restaurant to another (e.g. closure of restaurant).

Sale of Travel, Vacation and Merchandise

We also derive revenue from transactions in which we sell complementary entertainment and travel offerings and consumer products on behalf of third-party merchants. Additional deals include discounted pricing at theaters, movies or other merchants. Customers purchase restaurant deals from us and redeem them with our merchant partners. Approximately 9-13 days each month we email our customers offers for discounted experiences and products based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of our websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by us to our partners.

Advertising Revenues

We also have agreements with selected third party partners such as Google Ads wherein third party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website. We generate revenues based upon the number of times the third party website(s) or product(s) are accessed or viewed by consumers from the Company’s platform or website. Revenue is recognized when its determinable, which is generally upon receipt of statement and/or proceeds from the third party partners.

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended March 31, 2022
Business to consumer (B2C)	$197,238	$76,728	$48,831	$322,797
Business to business (B2B)	428,775	-	-	428,775
Other	8,208	-	-	8,208
Total	$634,221	$76,728	$48,831	$759,780

Three Months Ended March 31, 2021
Business to consumer (B2C)	$193,588	$68,924	$37,718	$300,230
Business to business (B2B)	503,246	-	-	503,246
Other	7,009	-	-	7,009
Total	$703,843	$68,924	$37,718	$810,485

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes and stock issuable upon the exercise of stock options and warrants, have been excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because all convertible notes and stock issuable upon the exercise of stock options and warrants outstanding were anti-dilutive.

At March 31, 2022 and 2021, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2022	March 31, 2021
Convertible notes payable	19,286	19,286
Common stock issuable	-	383,343
Common stock warrants	20,667	54,000
Common stock options	648,116	37,112
Total	688,069	493,741

Stock-Based Compensation

The Company periodically issues share-based awards to employees and non-employees and consultants for services rendered. Stock options vest and expire according to terms established at the issuance date of each grant. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as a charge to operations ratably over the requisite service, or vesting, period.

The Company values its equity awards using the Black-Scholes option-pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected term, and a risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The risk-free interest rate is estimated using comparable published federal funds rates.

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the three months ended March 31, 2022 and 2021, advertising costs were $125,549 and $188,676, respectively.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The three levels of the fair value hierarchy are as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of the Company’s financial instruments (consisting of cash, accounts receivables, deposits to credit card processor, prepaid expense and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities) are considered to be representative of their respective fair values due to the short-term nature of those instruments.

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. On February 28, 2022, the Company recorded goodwill of $146,361 as a result of the acquisition of GameIQ (see Note 3).

Intangible Assets with Finite Useful Lives

The Company had certain finite-lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consisted of intellectual property, customer relationships, and capitalized software development costs. Intangible assets with finite useful lives were being amortized using an accelerated method over their respective estimated useful lives.

The Company review’s all finite-lived intangible assets for impairment at least annually at fiscal year-end, or whenever events or circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. On February 28, 2022, the Company recorded intangible assets of $297,148 as a result of the acquisition of GameIQ (see Note 3).

Operating Segments

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

In reaching such a conclusion management evaluated the Company’s reporting units by first identifying its operating segments. The Company then evaluated each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowance for losses. ASU 2016-13 is effective beginning January 1, 2023 and early adoption is permitted. The adoption of ASU 2016-13 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided by ASU 2021-08 prospectively to business combinations occurring on or after January 1, 2023. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts the guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of ASU 2021-08 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosure.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Acquisition of GameIQ

On January 31, 2022, the Company, through its newly formed Delaware subsidiary, GameIQ Acquisition Corp., Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GameIQ, a California corporation, that is a developer of consumer gamification technologies for retail businesses. Under the terms of the Merger Agreement, the Company agreed to issue 600,000 restricted shares of its common stock with a fair value of $300,000 and issued promissory notes to Balazs Wellisch, President and co-founder, and Quentin Blackford, Director, of GameIQ, in the principal amounts of $78,813 and $62,101, respectively, bearing interest at 1% per annum, to repay loans by Mr. Wellisch and Mr. Blackford to GameIQ. Each note requires repayment in six equal biannual installments, with the first installment due on the six-month anniversary of the Closing Date as that term is defined in the Merger Agreement. The Merger Agreement closed on February 28, 2022. The closing price of the Company’s common stock was $0.50 per share on both January 31, 2022 and February 28, 2022. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. The Company has also determined that the acquisition does not qualify as significant acquisition under the guidance of SEC S-X Rules 3-05 and 1-02.

The following is a provisional allocation of the purchase price. The following table summarizes the assets acquired, liabilities assumed and provisional purchase price allocation:

Fair Value

Consideration paid:
Notes payable	$140,914
Government assistance note payable and accrued interest (EIDL)	15,400
Common stock (600,000 shares of common stock at $0.50 per share)	300,000
Total consideration paid	$456,314

Provisional Purchase price allocation
Acquired assets (cash)	$12,805
Goodwill	146,361
Intangible assets	297,148
Total purchase price	$456,314

The Company estimated that the recorded intangible assets totaled $297,148 and have a two-year estimate life and are subject to amortization.

	Assigned Life	March 31, 2022
Intangible Assets
Customer relationships	24 months	$141,935
Intellectual property	24 months	155,213
		297,148
Accumulated amortization		(18,480)
Total Intangible Assets, net of amortization		$278,668

During the three months ended March 31, 2022, the company recorded amortization expense of $18,480. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$105,332
2023	139,574
2024	33,762
Total	$278,668

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of GameIQ based on the historical financial statements of the Company and GameIQ. The unaudited pro forma statements of operations for the three months ended March 31, 2022 and 2021 give effect to the transaction as if they had occurred on January 1, 2021.

	Three Month Ended March 31,
	2022	2021
	(Proforma, unaudited)	(Proforma, unaudited)
Revenues	$764,351	$816,179

Operating expenses
Direct cost of revenues	101,462	114,408
Selling, general and administrative expenses	1,454,061	2,326,994
Amortization of intangible assets	37,069	229,069
Total operating expenses	1,592,592	2,670,471

Loss from operations	(828,241)	(1,854,292)

Other income
Other income	1,067,941	619,081
Total Other income	1,067,941	619,081

Net income (loss)	$239,700	$(1,235,211)

Pursuant to the provisions of ASC 805, the following results of operations of GameIQ subsequent to the acquisitions are as follows:

March 1, 2022 to March 31, 2022
Revenues	$3,410
Direct cost of revenues	393
Selling, general and administrative expense	4,172
Net loss	$(1,155)

These amounts were included in the accompany Consolidated Statement of Operations.

4. Deposit with Credit Card Processor

The Company utilizes a third-party processor to serve as an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The Company was required to place a security deposit in order to secure the third-party services. The security deposit does not bear interest and is refundable upon termination of the agreement. The outstanding security deposit was $87,237 as of March 31, 2022 and December 31, 2021.

5. Leases

The Company leases certain corporate office spaces under an operating lease agreement. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in the Company’s consolidated balance sheets.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

In September 2020, Restaurant.com signed a lease for its office located in Arlington Heights, Illinois. The lease has a term of 36 months and an average base rent of approximately $7,600 per month.

As of December 31, 2021, the ROU assets were $219,739. During the three months ended March 31, 2022, the Company reflected a change in its ROU asset of $26,927, resulting in a ROU asset balance of $192,812 as of March 31, 2022.

As of December 31, 2021, ROU lease liabilities were $222,096. During the three months ended March 31, 2022, the Company made lease payments of $28,159 towards its ROU lease liability. As of March 31, 2022, ROU lease liabilities under operating leases totaled $193,937, of which $113,200 were reflected as current due.

6. Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	14,887	11,537
Total principal and accrued interest	$34,887	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At March 31, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $14,887 and $11,537, respectively. As of March 31, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible into 19,286 shares of the Company’s common stock.

7. Acquisition Notes Payable

Acquisition notes payable consists of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

GameIQ acquisition note payable	$140,913	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,640,913	1,500,000
Accrued interest	185,001	162,300
Total principal and accrued interest	1,825,914	1,662,300
Less current portion	(1,731,903)	-
Non-current portion	$94,011	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) six (6) equal biannual installments with the first installment due on the six-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date. As of March 31, 2022, the notes payable had an aggregate principal balance outstanding of $140,913 and accrued interest payable of $69.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. As of March 31, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $184,932 and $162,300 respectively.

8. Government Assistance Notes Payable

On March 31, 2022, and December 31, 2021, the notes payable balances and accrued interest payable are as follows:

	March 31,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	664,500	650,000
Total principal balance	664,500	1,675,535
Accrued interest	26,764	25,321
Total principal and accrued interest	691,264	1,700,856
Less current portion	(40,000)	(11,115)
Non-current portion	$651,264	$1,689,741

Paycheck Protection Note Payable

On March 22, 2021, the Company received loan proceeds of $1,025,535 pursuant to the Paycheck Protection Program (2nd draw). The note payable was scheduled to mature in March 2026, bears interest at the rate of 1% per annum, and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. The loan and accrued interest payable are forgivable provided the Company uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the three months ended March 31, 2022.

Economic Injury Disaster Loans (EIDL):

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ (see Note 3)

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of March 31, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $26,764 and $25,321 respectively.

9. Stockholder’s Deficit

Issuance of Common Stock for Directors and Employees

During the three months ended March 31, 2022, the Company granted 870,500 of shares to employees and directors with a fair value of $435,250. The shares vest over a two-year period. As of March 31, 2022, the Company issued 323,833 shares of common stock with a fair value of $173,535, or $0.54 per share, to members of the Company’ Board Directors and employees for services rendered. As of March 31, 2022, the aggregate amount of the unvested compensation was $261,714.

Issuance of Common Stock for Services

The Company did not issue shares for services during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company issued 381,896 shares of common stock with a fair value of $1,114,860, or $2.92 per share, to consultants for services rendered.

Issuance of Common Stock for Acquisition of GameIQ

During the three months ended March 31, 2022, the Company issued 600,000 shares of common stock with a fair value of $300,000, or $0.50 per share, as partial consideration paid on the acquisition of GameIQ (see Note 3).

Issuance of Common Stock for Public Offering

During the three months ended March 31, 2021, the Company received proceeds of $362,000 on the sale of 155,760 shares of common stock, at an average price of $2.32 per share, as part of a public offering.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2021	187,116	12.38
Options granted	461,000	1.43
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, March 31, 2022	648,116	$4.59
Balance exercisable, March 31, 2022	368,944	$6.98

On February 28, 2022, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, approved options exercisable into 461,000 shares to be issued to its employees. Of the 461,000 stock options issued, 60,000 stock options had an exercise price of $1.00 per share, with vesting of 33% on date of issuance, and then 33% on each subsequent anniversary date. The remaining 400,000 stock options had an exercise price of $1.50 per share, with 160,000 stock options vesting on March 1, 2022, and 10,000 stock options vesting each month thereafter beginning on April 1, 2022.

The stock options are exercisable at a weighted average price of $1.25 per share with an average life to expiration of approximately seven years. The total fair value of these options at grant date was approximately $243,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.53 per share, expected term of 4.50 years, volatility of 270%, dividend rate of 0%, and weighted average risk-free interest rate of 1.81%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the three months ended March 31, 2022, the Company recognized $101,000 of compensation expense relating to vested stock options. As of March 31, 2022, the aggregate amount of unvested compensation related to stock options was approximately $142,000 which will be recognized as an expense as the options vest in future periods through February 28, 2025.

The weighted average remaining contractual life of common stock options outstanding and exercisable at March 31, 2022 was 6.72 years. Based on a fair market value of $1.00 per share on March 31, 2022, there was no intrinsic value attributed to exercisable but unexercised common stock options at March 31, 2022.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2021	20,667	$9.00
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2022	20,667	$9.00
Balance exercisable, March 31, 2022	20,667	$9.00

The weighted average remaining contractual life of common stock warrants outstanding and exercisable at March 31, 2022 was 0.46 years. At March 31, 2022, all outstanding warrants are exercisable at $9.00 per common share. Based on a fair market value of $1.00 per share on March 31, 2022, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2022.

10. Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceeding that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition, other than the following.

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company has filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which is scheduled to be paid on April 28, 2022. As the final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statement of operations during the three months ended March 31, 2022.

11. Subsequent Events

Issuance of Common Stock

Subsequent to March 31, 2022, the Company received proceeds of $250,000 on the sale of 100,000 shares of common stock, at an average price of $2.50 per share.

Issuance of Common Stock for Services

Subsequent to March 31, 2022, the Company issued 215,784 shares of common stock with a fair value of $323,676, or $1.50 per share, to consultants for services rendered.

The DuPree Production, LLC legal settlement of $150,000 was paid in April, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 1-K for the year ended December 31, 2021, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Business Overview

Restaurant.com is a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Founded in 1999, we connect digital consumers, businesses, and communities offering dining and merchant deal options nationwide at over 182,500 restaurants and retailers to over 7.8 million customers. Our 12,500 core restaurants and 170,000 Dining Discount Pass restaurants and retailers extend nationwide. Our top three B2C markets are New York, Chicago and Los Angeles.

We derive our revenue from transactions in which we sell discount certificates for restaurants on behalf of third-party restaurants. Approximately 9-13 days each month we email our customers offers for restaurant discounts based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a restaurant. Additional deals include discounted pricing at theaters, movies or other merchants. Customers purchase restaurant deals from us and redeem them with our merchant partners. We charge, and only collect, a service fee from our customers which allows them to download the discount certificates and redeem them at the restaurant. We receive no revenue or commission from the restaurants offering the discount deals.

We derive our revenue from transactions in which we sell complementary entertainment and travel offerings and consumer products on behalf of third-party merchants. Approximately 9-13 days each month we email our customers offers for discounted experiences and products based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of our websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by us to our partners.

Through our websites, www.restaurant.com, www.specials.restaurant.com, and mobile iOS and Android apps, we provide affordable dining and entertainment experiences. In addition to purchasing restaurant discount certificates, entertainment and travel deals and consumer products as well as company gift card redemption, our website and mobile platform provide additional information to assist the customer and encourage return visits to our websites, including restaurant menus, entrée pricing, mapping and directions, and extensive filtering options, including most popular, cuisine type and “Deals Near Me” for nearby restaurants. Paperless restaurant certificate redemption and validation can also occur on our mobile platforms. During the year ended December 31, 2020, there were an average of 700,000 unique visitors per month to our digital platforms including our mobile and Specials offerings. Since the launch of our mobile apps in 2012, mobile has grown from zero to 49% of our B2C revenue and over 60% of the B2C orders with over 6.4 million downloads of our apps for the year ended December 30, 2021.

Our B2B sales program has grown significantly since its introduction in 2004 and comprises 50% of revenue. Our high-value, low-cost features enable businesses to use Restaurant.com Gift Cards to entice new and existing customers to increase sales, promote customer satisfaction and incent desired behavior. The availability of use in every market, features like “never expire” and online exchange, and use by every customer demographic fit every business’s customer base; features no other incentive product can match.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak has negatively impacted our revenues as a result of the temporary closures of restaurants throughout the United States where our discount certificates and Discount Dining Passes are accepted and where dining is being restricted to outdoor locations or to capacity constraints for indoor dining. We expect that for the next several months, as the virus continues to limit visits to restaurants and as many prospective patrons choose to order delivery of meals from restaurants or take advantage of picking-up meals from restaurants, to continue to negatively impact our revenues from purchase of our discount certificates, since they can only be redeemed when dining in the restaurants. In addition, our dining certificates are not accepted for payment by third-party platforms that facilitate ordering and delivery of food on-demand. As the COVID-19 pandemic appears to be abating, we expect an improvement in our revenues during the second half of the year ending December 31, 2022.

Recent Developments

On January 31, 2022, the Company, through its newly formed Delaware subsidiary, GameIQ Acquisition Corp., Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GameIQ, a California corporation, that is a developer of consumer gamification technologies for retail businesses. Under the terms of the Merger Agreement, the Company agreed to issue 600,000 restricted shares of its common stock and issued promissory notes to Balazs Wellisch, President and co-founder, and Quentin Blackford, Director, of GameIQ, in the principal amounts of $78,813 and $62,101, respectively, bearing interest at 1% per annum, to repay loans by Mr. Wellisch and Mr. Blackford to GameIQ. Each note requires repayment in six equal biannual installments, with the first installment due on the six-month anniversary of the Closing Date as that term is defined in the Merger Agreement. Following the merger, GameIQ shall merge with and into the Company. In addition, Balazs Wellisch will become Chief Technology Officer of Restaurant.com, a subsidiary of the Company. The Merger Agreement closed on February 28, 2022. The closing price of the Company’s common stock was $0.50 per share on both January 31, 2022 and February 28, 2022.

Inflation

Global inflation also increased during 2021 and in 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, has exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which has resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations - Three months ended March 31, 2022, compared to three months ended March 31, 2021

Overview

As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2022, we realized a net income of $272,081 and used cash in operations of $431,356, compared to a net loss of $1,132,420 and used cash in operations of $248,159 for the three months ended March 31, 2021. As of March 31, 2022, we had a stockholders’ deficit of approximately $2,173,123.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

For the three months ended March 31, 2022 and 2021, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business, and GameIQ, which we acquired on February 28, 2022.

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended March 31, 2022
Business to consumer (B2C)	$197,238	$76,728	$48,831	$322,797
Business to business (B2B)	428,775	-	-	428,775
Other	8,208	-	-	8,208
Total	$634,221	$76,728	$48,831	$759,780

Three Months Ended March 31, 2021
Business to consumer (B2C)	$193,588	$68,924	$37,718	$300,230
Business to business (B2B)	503,246	-	-	503,246
Other	7,009	-	-	7,009
Total	$703,843	$68,924	$37,718	$810,485

Revenue for the three months ended March 31, 2022, was $759,780, a decrease of approximately $50,705 or 6%, as compared to $810,485 in the same period of the prior year.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $100,565 during the three months ended March 31, 2022 as compared to $113,110 during the three months ended March 31, 2021, as a result of our decrease in revenue. During the three months ended March 31, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 13% and 14%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of costs incurred to identify, communicate with and evaluate potential customers and related business opportunities, and compensation to officers and directors, as well as legal and other professional fees, lease expense, and other general corporate expenses. Management expects selling, general and administrative expenses to increase in future periods as the Company adds personnel and incurs additional costs related to its operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other costs.

Selling, general and administrative expenses were $1,436,595 during the three months ended March 31, 2022, as compared to $2,256,876 during the three months ended March 31, 2021, a decrease of $820,281. The decrease was related to the $840,325 decrease in stock-based compensation for common shares issue to directors, employees and contractors. Excluding stock-based compensation, our selling, general and administrative expenses increased $20,044, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $18,480 and $192,000 during the three months ended March 31, 2022 and 2021, respectively.

Loss from Operations

For the three months ended March 31, 2022, we incurred a net loss from operations of $795,860, as compared to a net loss from operations of $1,751,501 for the three months ended March 31, 2021. The decrease in loss from operations was due to the decrease in operating expenses offset by the decrease in revenues discussed above.

Other Income (Expenses)

The Company had other income of $1,067,941 for the three months ended March 31, 2022, as compared to other income of $619,081 for the three months ended March 31, 2021. Other income for the three months ended March 31, 2022, consisted of a gain on legal settlement of $69,000, a gain from the forgiveness of a government assistance loan of $1,025,535, offset by interest expense of $26,594. Other income for the three months ended March 31, 2021, consisted of a gain from the forgiveness of a government assistance loan of $648,265, offset by interest expense of $29,184.

Net Income (Loss)

We generated a net income of $272,081 for the three months ended March 31, 2022, as compared to realizing a net loss of $1,132,420 for the three months ended March 31, 2021. The increase in net income is primarily due to a gain on forgiveness of government assistance note payable of $1,025,535, decreased operating expenses, offset by decreased revenue, as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2022, the Company recorded a operating loss of $795,860, used cash in operations of $431,356, and had a stockholders’ deficit of $2,173,123 at March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

The ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At March 31, 2022, we had cash on hand in the amount of $1,511,774. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	As of March 31,
	2022	2021

Net cash used in operating activities	$(431,356)	$(248,159)
Net cash provided by investing activities	12,805	-
Net cash provided by financing activities	-	894,586
Net increase in cash	$(418,551)	$646,427

Operating Activities

Cash provided by or used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including amortization of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, and the effect of changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2022 was approximately $431,356 and consisted of a net income of approximately $272,081, adjustments for non-cash items, including amortization of intangible assets, gain on legal settlement, gain on forgiveness of government assistance notes payable, fair value of vested stock options, and the fair value of common stock and issued for directors, employees, and service providers, which in the aggregate total $774,593, and $71,156 used in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2021 was $248,159 and consisted of a net loss of $1,132,420, adjustments for non-cash items, including amortization of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, which in the aggregate total approximately $686,458, and approximately $197,803 used in working capital and other activities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was $12,805 and was cash received on the acquisition of GameIQ. The Company had no investing activities for the three months ended March 31, 2021.

Financing Activities

We had no financing activities for the three months ended March 31, 2022. For the three months ended March 31, 2021, cash provided by financing activities was $894,586, and included net proceeds of $362,000 received from the sale of common stock, and $1,026,000 in proceeds from government assistance loans, offset by the repayment of $75,000 of bridge notes payable, repayment of $400,000 of convertible notes payable, and payment of $18,414 related to an acquisition obligation.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	14,887	11,537
Total principal and accrued interest	$34,887	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At March 31, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $14,887 and $11,537, respectively. As of March 31, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible into 19,286 shares of the Company’s common stock.

Acquisition Notes Payable

Acquisition notes payable consists of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

GameIQ acquisition note payable	$140,913	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,640,913	1,500,000
Accrued interest	185,001	162,300
Total principal and accrued interest	1,825,913	1,662,300
Less current portion	(1,731,904)	-
Non-current portion	$94,011	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) six (6) equal biannual installments with the first installment due on the six-month anniversary of the date hereof and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date. As of March 31, 2022, the notes payable had an aggregate principal balance outstanding of $140,913 and accrued interest payable of $69.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. As of March 31, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $184,932 and $162,300 respectively.

Government Assistance Notes Payable

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ (see Note 3).

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of March 31, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $26,764 and $25,321 respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, inventory obsolescence, depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 1-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceeding that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition, other than the following.

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company has filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which is scheduled to be paid on April 28, 2022. As the final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statement of operations during the three months ended March 31, 2022.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation of Incumaker, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Second and Restated Bylaws (1)

6.1	Executive Employment Agreement dated March 29, 2019 between RDE, Inc. (f/k/a Incumaker, Inc.) and Ketan Thakker (1)

10.1	Asset Purchase Agreement dated March 1, 2020 between RDE, Inc. (f/k/a uBid Holdings, Inc.) and Restaurant.com, Inc. (1)

10.2	Agreement and Plan of Merger dated January 31, 2022 by and among RDE, Inc., GameIQ Acquisition Corp. and GameIQ, Inc. (2)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an Exhibit to the Company’s Form 1-A filed with the Commission on November 17, 2020.

(2)	Previously filed as an Exhibit to the Company’s Form 8-K filed with the Commission on February 2, 2022.

*	Filed herewith
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RDE, INC.

Date:	June 27, 2022	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

