Form 10-Q
period 2022-06-30
RDE, Inc.
filed 2022-07-29
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 14,152,378 shares of common stock outstanding as of July 15, 2022.

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 1-K for the year ended December 31, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$2,157,220	$1,930,325
Accounts receivable	45,466	118,100
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	193,071	153,374
Total current assets	2,482,994	2,289,036

Operating lease right of use asset, net	161,702	219,739
Acquired software and technology, net	393,985	-
Total assets	$3,038,681	$2,508,775

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,186,514	$976,605
Accrued expenses	724,397	704,715
Deferred revenue	198,468	230,405
Government assistance notes payable, current portion	40,000	11,115
Operating lease liability, current portion	117,278	110,499
Convertible debt assumed upon reverse merger, including accrued interest of $15,637 and $11,537 at June 30, 2022 and December 31, 2021, respectively	35,637	31,537
Acquisition notes payable, current portion, including accrued interest of $206,877 at June 30, 2022	1,753,848	-
Total current liabilities	4,056,142	2,064,876

Operating lease liability, net of current portion	48,217	111,597
Acquisition notes payable, including accrued interest of $274 and $162,300 at June 30, 2022 and December 31, 2021, respectively	94,217	1,662,300
Government assistance notes payable, including accrued interest of $32,977 and $25,321 at June 30, 2022 and December 31, 2021, respectively, net of current portion	657,477	1,689,741
Total liabilities	4,856,053	5,528,514

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.001 par value, 750,000,000 shares authorized; 14,119,045 and 12,879,428 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14,119	12,880

Additional paid-in-capital	57,997,910	56,875,273
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(60,212,744)	(60,291,235)
Total stockholders’ deficiency	(1,817,372)	(3,019,739)

Total liabilities and stockholders’ deficiency	$3,038,681	$2,508,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$1,811,154	$788,776	$2,570,934	$1,599,261

Operating expenses
Cost of revenues	497,733	97,243	598,298	210,353
Selling, general and administrative expenses	1,475,455	2,808,490	2,912,050	5,065,366
Amortization of intangible assets	31,044	144,000	49,524	336,000
Total operating expenses	2,004,232	3,049,733	3,559,872	5,611,719

Loss from operations	(193,078)	(2,260,957)	(988,938)	(4,012,458)

Other income (expenses)
Interest	(29,112)	(38,138)	(55,706)	(67,322)
Financing costs		(7,500)	-	(7,500)
Gain on legal settlement		-	69,000	-
Gain on vendor settlement	28,600	-	28,600	-
Gain from forgiveness of government assistance notes payable	-	-	1,025,535	648,265
Total other income (expenses)	(512)	(45,638)	1,067,429	573,443

Net income (loss)	$(193,590)	$(2,306,595)	$78,491	$(3,439,015)

Net earnings/(loss) per share – basic	$(0.01)	$(0.19)	$0.01	$(0.29)
Net earnings/(loss) per share –diluted	$(0.01)	$(0.19)	$0.01	$(0.29)

Weighted average common shares outstanding – basic	14,090,269	12,265,205	13,391,965	11,779,334
Weighted average common shares outstanding – diluted	14,090,269	12,265,205	14,321,975	11,779,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	-	$-	13,803,261	$13,803	383,343	$383,343	$57,448,885	$(60,019,154)	$(2,173,123)

Fair value of vested options			-	-			18,495		18,495

Fair value of vested restricted stock units			-	-			33,937		33,937

Issuance of common stock for services	-	-	189,784	190	-	-	210,319		210,509

Issuance of common stock for vendor balance	-	-	26,000	26			36,374		36,400

Issuance of common stock for cash	-	-	100,000	100	-	-	249,900		250,000

Net loss	-	-	-	-	-	-	-	(193,590)	(193,590)
Balance, June 30, 2022	-	$-	14,119,045	$14,119	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,372)

For the Six Months Ended June 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options			-	-			119,496		119,496

Fair value of vested restricted stock units			83,833	-			45,554		45,554

Issuance of common stock to employees	-	-	240,000	323	-	-	161,594		161,917

Issuance of common stock for services	-	-	189,784	190	-	-	210,319		210,509

Issuance of common stock for vendor balance	-	-	26,000	26			36,374		36,400

Issuance of common stock for cash	-	-	100,000	100	-	-	249,900		250,000

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net income	-	-	-	-	-	-	-	78,491	78,491
Balance, June 30, 2022	-	$-	14,119,045	$14,119	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,372)

For the Three Months Ended June 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	-	$-	11,754,980	$11,755	383,343	$383,343	$53,776,414	$(56,432,432)	$(2,260,920)

Fair value of vested options							437,877		437,877

Issuance of common stock for service	-	-	353,750	354	-	-	1,057,035		1,057,389

Fair value of common stock for note payable extension	-	-	3,000	3	-	-	7,497		7,500

Issuance of common stock for cash	-	-	619,586	619	-	-	1,535,847		1,536,466

Net loss	-	-	-	-	-	-	-	(2,306,595)	(2,306,595)

Balance, June 30, 2021	-	$-	12,731,316	$12,731	383,343	$383,343	$56,814,670	$(58,739,027)	$(1,528,283)

For the Six Months Ended June 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	11,217,324	$11,217	383,343	$383,343	$52,300,092	$(55,300,012)	$(2,605,360)

Fair value of vested options							437,877		437,877

Issuance of common stock for service	-	-	735,646	736	-	-	2,171,513		2,172,249

Issuance of common stock for note payable extension			3,000	3			7,497		7,500

Proceeds from issuance of common stock, net of offering costs	-	-	775,346	775	-	-	1,897,691		1,898,466

Net loss	-	-	-	-	-	-	-	(3,439,015)	(3,439,015)

Balance, June 30, 2021	-	$-	12,731,316	$12,731	383,343	$383,343	$56,814,670	$(58,739,027)	$(1,528,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$78,491	$(3,439,015)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of intangible assets	49,524	336,000
Financing costs	-	7,500
Fair value of vested options	119,496	437,877
Fair value of vested restricted stock units	45,554	-
Fair value of common stock issued for services	210,509	2,172,249
Fair value of common stock issued for employees	161,917	-
Gain in vendor settlement	(28,600)	-
Gain on legal settlement	(69,000)	-
Gain on forgiveness of government assistance note payable	(1,025,535)	(648,265)
Change in right of use assets	58,037	55,954
Changes in operating assets and liabilities:
Accounts receivable	72,634	190,586
Prepaid expenses and other current assets	(39,697)	(98,669)
Accounts payable	274,910	238,341
Accrued expenses	88,682	(39,515)
Deferred revenue	(31,937)	-
Accrued interest payable	55,706	29,863
Accrued payroll and advances – related party	-	43,500
Operating lease liability	(56,601)	(45,518)
Net cash used in operating activities	(35,910)	(759,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	12,805	-
Net cash provided by investing activities	12,805	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bridge note payable	-	(203,147)
Repayment of convertible notes payable	-	(400,000)
Repayment of acquisition obligation	-	(25,914)
Proceeds from notes payable – government assistance loans	-	1,025,535
Proceeds from offering	250,000	1,843,117
Net cash provided by financing activities	250,000	2,239,591

Net increase in cash and cash equivalents	226,895	1,480,479
Cash and cash equivalents beginning of period	1,930,325	600,576
Cash and cash equivalents end of period	$2,157,220	$2,081,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$23,671
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquired software and technology from acquisition of GameIQ	$443,509	$-
Fair value of common shares issued on acquisition of GameIQ	$300,000	$-
Notes payable issued from acquisition of GameIQ	$140,914	$-
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$15,400	$-
Fair value of common shares issued in settlement of vendor payable	$36,400	$-
Common stock subscription receivable	$-	$55,349

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2022 and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. Intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2022, the Company recorded an operating loss of $988,938 and used cash in operations of $35,910 and had a stockholders’ deficit of $1,817,372 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $2,157,220. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Sale of Restaurant Coupons

We derive our revenue from transactions in which we sell discount certificates for restaurants on behalf of third-party restaurants. Approximately 9-13 days each month we email our customers offers for restaurant discounts based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a restaurant. We recognize revenue at a gross basis upon sale and collection of the restaurant coupons from customers. We have no further commitment or obligation to third-party restaurants or the coupon purchasers upon the sale of restaurant coupons and no amounts are due to the third-party restaurants for these sales. Sale of restaurant coupons are generally nonrefundable. The Company accepts a customer’s request to transfer a restaurant coupon from one third-party restaurant to another (e.g. closure of restaurant).

Sale of Travel, Vacation and Merchandise

We also derive revenue from transactions in which we sell complimentary entertainment and travel offerings and consumer products on behalf of third-party merchants. Additional deals include discounted pricing at theaters, movies or other merchants. Customers purchase restaurant deals from us and redeem them with our merchant partners. Approximately 9-13 days each month we email our customers offers for discounted experiences and products based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of our websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by us to our partners.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended June 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended June 30, 2022
Business to consumer (B2C)	$157,774	$72,874	$42,632	$273,280
Business to business (B2B)	1,524,934	-	-	1,524,934
Other	12,940	-	-	12,940
Total	$1,695,648	$72,874	$42,632	$1,811,154

Three Months Ended June 30, 2021
Business to consumer (B2C)	$233,230	$100,232	$45,405	$378,867
Business to business (B2B)	409,579	-	-	409,579
Other	330	-	-	330
Total	$643,139	$100,232	$45,405	$788,776

In the following table, revenue is disaggregated by our divisions and type of revenue for the six months ended June 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Six Months Ended June 30, 2022
Business to consumer (B2C)	$355,012	$149,602	$91,463	$596,077
Business to business (B2B)	1,953,709	-	-	1,953,709
Other	21,148	-	-	21,148
Total	$2,329,869	$149,602	$91,463	$2,570,934

Six Months Ended June 30, 2021
Business to consumer (B2C)	$426,818	$169,156	$83,123	$679,097
Business to business (B2B)	912,825	-	-	912,825
Other	7,339	-	-	7,339
Total	$1,346,982	$169,156	$83,123	$1,599,261

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

At June 30, 2022 and 2021, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2022	June 30, 2021
Convertible notes payable	23,758	19,286
Common stock issuable	-	383,343
Common stock warrants	20,667	54,000
Common stock options	648,116	187,108
Total	692,541	643,737

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

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the six months ended June 30, 2022 and 2021, advertising costs were $247,759 and $364,375, respectively.

Concentrations

Revenues. During the three and six months ended June 30, 2022, one customer accounted for 61% and 43% of revenues, respectively. No other customer exceeded 10% of revenues during the current or prior year periods.

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

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

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

The Company review’s all finite-lived intangible assets for impairment at least annually at fiscal year-end, or whenever events or circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. On February 28, 2022, the Company recorded intangible assets of $443,509 as a result of the acquisition of GameIQ (see Note 3).

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

The following is a provisional allocation of the purchase price as determined by the Company’s management. The Company determined that the entire purchase price be allocated to acquired software and technology. The following table summarizes the assets acquired, liabilities assumed and provisional purchase price allocation:

Fair Value

Consideration paid:
Notes payable	$140,914
Government assistance note payable and accrued interest (EIDL)	15,400
Common stock (600,000 shares of common stock at $0.50 per share)	300,000
Total consideration paid	$456,314

Provisional Purchase price allocation
Acquired assets (cash)	$12,805
Acquired software and technology	443,509
Total purchase price	$456,314

The Company estimated that the recorded intangible assets totaled $297,148 and have a two-year estimate life and are subject to amortization.

	Assigned Life	June 30, 2022
Intangible Assets
Acquired software and technology	24 months	443,509
		443,509
Accumulated amortization		(49,524)
Total acquired software and technology, net of amortization		$393,985

During the six months ended June 30, 2022, the company recorded amortization expense of $49,524. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$135,271
2023	221,754
2024	36,959
Total	$393,985

The purchase price allocation is provisional. Pursuant to current accounting and SEC guidelines, the Company has period of one year to finalize the purchase price allocation. The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of GameIQ based on the historical financial statements of the Company and GameIQ. The unaudited pro forma statements of operations for the six months ended June 30, 2022 and 2021 give effect to the transaction as if it had occurred on January 1, 2021.

	Six Month Ended June 30,
	2022	2021
	(Proforma, unaudited)	(Proforma, unaudited)
Revenues	$2,575,506	$1,610,648

Operating expenses
Direct cost of revenues	599,194	213,221
Selling, general and administrative expenses	2,929,516	5,223,794
Amortization of intangible assets	24,762	484,574
Total operating expenses	3,553,472	5,921,589

Loss from operations	(977,966)	(4,310,941)

Other income
Other income	1,067,429	573,443
Total Other income	1,067,429	573,443

Net income (loss)	$89,463	$(3,737,498)

Pursuant to the provisions of ASC 805, the following results of operations of GameIQ subsequent to the acquisitions are as follows:

March 1, 2022 to June 30, 2022
(unaudited)
Revenues	$8,465
Direct cost of revenues	(11,330)
Selling, general and administrative expense	(13,620)
Net loss	$(16,485)

These amounts were included in the accompanying Consolidated Statement of Operations.

4. Deposit with Credit Card Processor

The Company utilizes a third-party processor to serve as an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The Company was required to place a security deposit in order to secure the third-party services. The security deposit does not bear interest and is refundable upon termination of the agreement. The outstanding security deposit was $87,237 as of June 30, 2022 and December 31, 2021.

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

As of December 31, 2021, the ROU assets were $219,739. During the six months ended June 30, 2022, the Company reflected a change in its ROU asset of $58,037, resulting in a ROU asset balance of $161,702 as of June 30, 2022.

As of December 31, 2021, ROU lease liabilities were $222,096. During the six months ended June 30, 2022, the Company made lease payments of $56,601 towards its ROU lease liability. As of June 30, 2022, ROU lease liabilities under operating leases totaled $165,495, of which $117,278 were reflected as current due.

6. Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	15,637	11,537
Total principal and accrued interest	$35,637	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At June 30, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $15,637 and $11,537, respectively. As of June 30, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 23,758 shares of the Company’s common stock.

7. Acquisition Notes Payable

Acquisition notes payable consists of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

GameIQ acquisition note payable	$140,914	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,640,914	1,500,000
Accrued interest	207,151	162,300
Total principal and accrued interest	1,848,065	1,662,300
Less current portion	(1,753,848)	-
Non-current portion	$94,217	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) six (6) equal biannual installments with the first installment due on the six-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date. As of June 30, 2022, the notes payable had an aggregate principal balance outstanding of $140,914 and accrued interest payable of $274.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. As of June 30, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $206,877 and $162,300 respectively.

8. Government Assistance Notes Payable

On June 30, 2022, and December 31, 2021, the notes payable balances and accrued interest payable are as follows:

	June 30,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	664,500	650,000
Total principal balance	664,500	1,675,535
Accrued interest	32,977	25,321
Total principal and accrued interest	697,477	1,700,856
Less current portion	(40,000)	(11,115)
Non-current portion	$657,477	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the six months ended June 30, 2022.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of June 30, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $32,977 and $25,321 respectively.

9. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2022 and December 31, 2021, the Company had 14,119,045 shares and 12,879,428 shares, respectively, of common stock issued, issuable and outstanding.

Common Stock Transactions

Issuance of Common Stock to Directors

During the six months ended June 30, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000. The shares vest over a two-year period from grant date. As of June 30, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $161,917, or $0.50 per share, to members of the Company’ Board Directors for services rendered. As of June 30, 2022, the aggregate amount of unvested compensation related to these common stock was approximately $200,000 which will be recognized as an expense as the common shares vest in future periods through February 28, 2024.

Issuance of Restricted Stock to Employees

During the six months ended June 30, 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250. The share vest over a two-year period from grant date. As of June 30, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $45,554 or $0.50 per share, to these employees for services rendered. As of June 30, 2022, the aggregate amount of unvested compensation related to the restricted stock was approximately $28,000 which will be recognized as an expense as the restricted shares vest in future periods through February 28, 2024.

Issuance of Common Stock for Services

During the six months ended June 30, 2022, the Company issued 189,784 shares of common stock with an aggregate value of $210,509 to consultants for services rendered.

During the six months ended June 30, 2021, the Company issued 735,646 shares of common stock with an aggregate value of $2,172,249 to consultants for services rendered.

Issuance of Common Stock for Acquisition of GameIQ

During the six months ended June 30, 2022, the Company issued 600,000 shares of common stock with a fair value of $300,000, or $0.50 per share, as partial consideration paid on the acquisition of GameIQ (see Note 3).

Issuance of Common Stock for Cash

During the six months ended June 30, 2022, the Company received proceeds of $250,000, from the sale of 100,000 shares of common stock at an average price of $2.50 per share.

During the six months ended June 30, 2021, the Company received proceeds of $1,898,466, net of offering costs of $21,686, from the sale of 775,346 shares of common stock at an average price of $2.48 per share.

Issuance of Common Stock for Settlement of Vendor Balance

During the six months ended June 30, 2022, the Company issued 26,000 shares of common stock valued at $36,400 to extinguishment a vendor payable balance of $65,000, and recorded a gain on vendor settlement of $28,600, which was included in other income in the statement of operations during the six months ended June 30, 2022.

Issuance of Common Stock for Note Payable Extension

During the six months ended June 30, 2021, the Company issued 3,000 shares of common stock valued at $7,500 to a noteholder as an extension fee.

Summary of Stock Options

A summary of stock options for the six months ended June 30, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2021	187,116	12.38
Options granted	461,000	1.43
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, June 30, 2022	648,116	$4.59
Balance exercisable, June 30, 2022	397,445	$6.59

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

During the six months ended June 30, 2022, the Company recognized $119,496 of compensation expense relating to vested stock options. As of June 30, 2022, the aggregate amount of unvested compensation related to stock options was approximately $123,504 which will be recognized as an expense as the options vest in future periods through February 28, 2024.

The weighted average remaining contractual life of common stock options outstanding and exercisable at June 30, 2022 was 7.44 years. Based on a fair market value of $0.90 per share on June 30, 2022, there was no intrinsic value attributed to exercisable but unexercised common stock options at June 30, 2022.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2021	20,667	$9.00
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2022	20,667	$9.00
Balance exercisable, June 30, 2022	20,667	$9.00

The weighted average remaining contractual life of common stock warrants outstanding and exercisable at June 30, 2022 was 0.21 years. At June 30, 2022, all outstanding warrants are exercisable at $9.00 per common share. Based on a fair market value of $0.90 per share on June 30, 2022, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at June 30, 2022.

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

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statements of operations during the six months ended June 30, 2022.

11. Subsequent Events

Issuance of Common Stock for Services

Subsequent to June 30, 2022, the Company issued 33,333 shares of common stock with a fair value of $20,000, or $0.60 per share, to consultants for services rendered.

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

We derive our revenue from transactions in which we sell complimentary entertainment and travel offerings and consumer products on behalf of third-party merchants. Approximately 9-13 days each month we email our customers offers for discounted experiences and products based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of our websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by us to our partners.

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

Inflation

Global inflation also increased during 2021 and in 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations - Three months ended June 30, 2022, compared to three months ended June 30, 2021

Overview

As reflected in the accompanying condensed consolidated financial statements, during the three months ended June 30, 2022, we realized a net loss of $193,590, compared to a net loss of $2,306,595 for the three months ended June 30, 2021.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

For the three months ended June 30, 2022 and 2021, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business, and GameIQ, which we acquired on February 28, 2022.

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended June 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended June 30, 2022
Business to consumer (B2C)	$157,774	$72,874	$42,632	$273,280
Business to business (B2B)	1,524,934	-	-	1,524,934
Other	12,940	-	-	12,940
Total	$1,695,648	$72,874	$42,632	$1,811,154

Three Months Ended June 30, 2021
Business to consumer (B2C)	$233,230	$100,232	$45,405	$378,867
Business to business (B2B)	409,579	-	-	409,579
Other	330	-	-	330
Total	$643,139	$100,232	$45,405	$788,776

Revenue for the three months ended June 30, 2022, was $1,811,154, an increase of approximately $1,022,378 or 130%, as compared to $788,776 in the same period of the prior year. During the three months ended June 30, 2022, we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started and ended in May 2022, and we earned $1,106,447 in revenues from this agreement during the three months ended June 30, 2022.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues increased to $497,733 during the three months ended June 30, 2022, as compared to $97,243 during the three months ended June 30, 2021, as a result of our increase in revenue. During the three months ended June 30, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 27% and 12%, respectively. The increase in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the prior year period.

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

Selling, general and administrative expenses were $1,475,455 during the three months ended June 30, 2022, as compared to $2,808,490 during the three months ended June 30, 2021, a decrease of $1,333,035. The decrease was related mainly to a $1,232,325 decrease in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $100,710 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $31,044 and $144,000 during the three months ended June 30, 2022 and 2021, respectively.

Loss from Operations

For the three months ended June 30, 2022, we incurred a loss from operations of $193,078, as compared to a loss from operations of $2,260,957 for the three months ended June 30, 2021. The decrease in loss from operations was due to the increase in revenue and our decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $512 for the three months ended June 30, 2022, as compared to other expense of $45,638 for the three months ended June 30, 2021. Other income for the three months ended June 30, 2022, consisted of a gain on vendor settlement of $28,600, offset by interest expense of $29,112. Other expense for the three months ended June 30, 2021, consisted of interest expense of $38,138 and financing costs of $7,500.

Net Income (Loss)

We realized a net loss of $193,590 for the three months ended June 30, 2022, as compared to realizing a net loss of $2,306,595 for the three months ended June 30, 2021. The decrease in net loss is primarily due to our increased revenue, decreased operating expenses, and decreased other expense, as discussed above.

Results of Operations - Six months ended June 30, 2022, compared to six months ended June 30, 2021

Overview

As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2022, we realized a net income of $78,491 and used cash in operations of $35,910, compared to a net loss of $3,439,015 and used cash in operations of $759,112 for the six months ended June 30, 2021. As of June 30, 2022, we had a stockholders’ deficit of approximately $1,817,372.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

For the six months ended June 30, 2022 and 2021, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business, and GameIQ, which we acquired on February 28, 2022.

In the following table, revenue is disaggregated by our divisions and type of revenue for the six months ended June 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Six Months Ended June 30, 2022
Business to consumer (B2C)	$355,012	$149,602	$91,463	$596,077
Business to business (B2B)	1,953,709	-	-	1,953,709
Other	21,148	-	-	21,148
Total	$2,329,869	$149,602	$91,463	$2,570,934

Six Months Ended June 30, 2021
Business to consumer (B2C)	$426,818	$169,156	$83,123	$679,097
Business to business (B2B)	912,825	-	-	912,825
Other	7,339	-	-	7,339
Total	$1,346,982	$169,156	$83,123	$1,599,261

Revenue for the six months ended June 30, 2022, was $2,570,934, an increase of approximately $971,673 or 61%, as compared to $1,599,261 in the same period of the prior year. During the six months ended June 30, 2022, we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started and ended in May 2022, and we earned $1,106,447 in revenues from this agreement during the six months ended June 30, 2022.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues increased to $598,298 during the six months ended June 30, 2022 as compared to $210,353 during the six months ended June 30, 2021, as a result of our increase in revenue. During the six months ended June 30, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 23% and 13%, respectively. The increase in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the prior year period.

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

Selling, general and administrative expenses were $2,912,050 during the six months ended June 30, 2022, as compared to $5,065,366 during the six months ended June 30, 2021, a decrease of $2,153,316. The decrease was related mainly to a $2,072,650 decrease in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $80,666 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $49,524 and $336,000 during the six months ended June 30, 2022 and 2021, respectively.

Loss from Operations

For the six months ended June 30, 2022, we incurred a loss from operations of $988,938, as compared to a loss from operations of $4,012,458 for the six months ended June 30, 2021. The decrease in loss from operations was due to the increase in revenue and decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other income of $1,067,429 for the six months ended June 30, 2022, as compared to other income of $573,443 for the six months ended June 30, 2021. Other income for the six months ended June 30, 2022, consisted of a gain on legal settlement of $69,000, a gain on vendor settlement of $28,600, a gain from the forgiveness of a government assistance loan of $1,025,535, offset by interest expense of $55,706. Other income for the six months ended June 30, 2021, consisted of a gain from the forgiveness of a government assistance loan of $648,265, offset by financing costs of $7,500, and interest expense of $67,322.

Net Income (Loss)

We realized a net income of $78,491 for the six months ended June 30, 2022, as compared to realizing a net loss of $3,439,015 for the six months ended June 30, 2021. The increase in net income is primarily due to a gain on forgiveness of government assistance notes payable, increased revenue and decreased operating expenses, as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2022, the Company recorded a operating loss of $988,938, used cash in operations of $35,910, and had a stockholders’ deficit of $1,817,372 at June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At June 30, 2022, we had cash on hand in the amount of $2,157,220. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(35,910)	$(759,112)
Net cash provided by investing activities	12,805	-
Net cash provided by financing activities	250,000	2,239,591
Net increase in cash	$226,985	$1,408,479

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

Cash used in operating activities for the six months ended June 30, 2022 was approximately $35,910 and consisted of a net income of approximately $78,491, adjustments for non-cash items, including amortization of intangible assets, gain on legal settlement, gain on forgiveness of government assistance notes payable, fair value of vested stock options, and the fair value of common stock and issued for directors, employees, and service providers, which in the aggregate total $478,098, and $363,697 in changes in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2021 was $759,112 and consisted of a net loss of $3,439,015, adjustments for non-cash items, including amortization of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, which in the aggregate total approximately $2,361,315, and approximately $318,588 in changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $12,805 and was cash received on the acquisition of GameIQ. The Company had no investing activities for the six months ended June 30, 2021.

Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities was $250,000, which was from the sale of common stock. For the six months ended June 30, 2021, cash provided by financing activities was $2,239,591, and included net proceeds of $1,843,117 received from the sale of common stock, and $1,025,535 in proceeds from government assistance loans, offset by the repayment of $203,147 of bridge notes payable, repayment of $400,000 of convertible notes payable, and payment of $25,914 related to an acquisition obligation.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	15,637	11,537
Total principal and accrued interest	$35,637	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At June 30, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $15,637 and $11,537, respectively. As of June 30, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 23,758 shares of the Company’s common stock.

Acquisition Notes Payable

Acquisition notes payable consists of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

GameIQ acquisition note payable	$140,914	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,640,914	1,500,000
Accrued interest	207,151	162,300
Total principal and accrued interest	1,848,065	1,662,300
Less current portion	(1,753,848)	-
Non-current portion	$94,217	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) six (6) equal biannual installments with the first installment due on the six-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date. As of June 30, 2022, the notes payable had an aggregate principal balance outstanding of $140,914 and accrued interest payable of $274.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. As of June 30, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $206,877 and $162,300 respectively.

Government Assistance Notes Payable

On June 30, 2022, and December 31, 2021, the notes payable balances and accrued interest payable are as follows:

	June 30,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	664,500	650,000
Total principal balance	664,500	1,675,535
Accrued interest	32,977	25,321
Total principal and accrued interest	697,477	1,700,856
Less current portion	(40,000)	(11,115)
Non-current portion	$657,477	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the six months ended June 30, 2022.

Economic Injury Disaster Loans (EIDL):

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ (see Note 3)

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of June 30, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $32,977 and $25,321 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since the final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statement of operations during the six months ended June 30, 2022.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold for $250,000 shares of our common stock to an investor under the terms of our Form 1-A Offering Circular for our Tier 2 offering under SEC Rule 251. The proceeds of such sale were used for general corporate purposes, including marketing, sales, operations and accounting and legal expenses.

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

RDE, INC.

Date:	July 29, 2022	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

