Form 10-Q
period 2022-09-30
RDE, Inc.
filed 2022-11-04
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5880 Live Oak Parkway, Suite 100

Norcross, Georgia

30093

(Address of principal executive offices)

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	RSTN	OTCQB Venture Stage Marketplace

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 14,152,378 shares of common stock outstanding as of November 2, 2022.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 1-K for the year ended December 31, 2021. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,462,750	$1,930,325
Accounts receivable	98,728	118,100
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	144,522	153,374
Total current assets	1,793,237	2,289,036

Operating lease right of use asset, net	134,206	219,739
Acquired software and technology, net	356,842	-
Total assets	$2,284,285	$2,508,775

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,182,654	$976,605
Accrued expenses	525,051	704,715
Deferred revenue	179,311	230,405
Government assistance notes payable, current portion	11,359	11,115
Operating lease liability, current portion	113,675	110,499
Convertible debt assumed upon reverse merger, including accrued interest of $16,387 and $11,537 at September 30, 2022 and December 31, 2021, respectively	36,387	31,537
Acquisition notes payable, current portion, including accrued interest of $229,069 at September 30, 2022	1,762,905	-
Total current liabilities	3,811,342	2,064,876

Operating lease liability, net of current portion	27,125	111,597
Acquisition notes payable, including accrued interest of $481 and $162,300 at September 30, 2022 and December 31, 2021, respectively	94,424	1,662,300
Government assistance notes payable, including accrued interest of $39,259 and $25,321 at September 30, 2022 and December 31, 2021, respectively, net of current portion	692,400	1,689,741
Total liabilities	4,625,291	5,528,514

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.001 par value, 750,000,000 shares authorized; 14,152,378 and 12,879,428 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	14,153	12,880

Additional paid-in-capital	58,070,584	56,875,273
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(60,809,086)	(60,291,235)
Total stockholders’ deficiency	(2,341,006)	(3,019,739)

Total liabilities and stockholders’ deficit	$2,284,285	$2,508,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$824,747	$847,386	$3,395,681	$2,446,647

Operating expenses
Cost of revenues	38,798	88,762	637,096	299,115
Selling, general and administrative expenses	1,315,716	1,298,982	4,227,766	6,364,348
Amortization of intangible assets	37,144	144,000	86,668	480,000
Total operating expenses	1,391,658	1,531,744	4,951,530	7,143,463

Loss from operations	(566,911)	(684,358)	(1,555,849)	(4,696,816)

Other income (expenses)
Interest	(29,431)	(28,363)	(85,137)	(95,685)
Financing costs	-	-	-	(7,500)
Gain on legal settlement	-	-	69,000	-
Gain on vendor settlement	-	-	28,600	-
Gain from forgiveness of government assistance notes payable	-	-	1,025,535	648,265
Total other income (expenses)	(29,431)	(28,363)	1,037,998	545,080

Net loss	$(596,342)	$(712,721)	$(517,851)	$(4,151,736)

Net loss per share – basic and diluted	$(0.04)	$(0.06)	$(0.04)	$(0.32)

Weighted average common shares outstanding – basic and diluted	14,148,393	12,735,087	13,646,878	12,819,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	-	$-	14,119,045	$14,120	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,371)

Fair value of vested options			-	-			18,727		18,727

Issuance of common stock to directors for services			-	-			28,166		28,166

Fair value of vested restricted stock units for employees			-	-			5,815		5,815

Issuance of common stock for services	-	-	33,333	33	-	-	19,966		19,999

Net loss	-	-	-	-	-	-	-	(596,342)	(596,342)
Balance, September 30, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,070,584	$(60,809,086)	$(2,341,006)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options			-	-			138,223		138,223

Issuance of common stock to directors for services	-	-	240,000	240	-	-	189,760		190,000

Fair value of vested restricted stock units for employees			83,833	84			51,369		51,453

Issuance of common stock for services	-	-	223,117	223	-	-	230,285		230,508

Issuance of common stock for vendor balance	-	-	26,000	26			36,374		36,400

Issuance of common stock for cash	-	-	100,000	100	-	-	249,900		250,000

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net loss	-	-	-	-	-	-	-	(517,851)	(517,851)
Balance, September 30, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,070,584	$(60,809,086)	$(2,341,006)

For the Three Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	-	$-	12,731,316	$12,731	383,343	$383,343	$56,814,670	$(58,739,027)	$(1,528,283)

Issuance of common stock for service	-	-	69,700	70	-	-	(8,319)		(8,249)

Issuance of common stock for cash	-	-	70,412	71	-	-	59,929		60,000

Net loss	-	-	-	-	-	-	-	(712,721)	(712,721)

Balance, September 30, 2021	-	$-	12,871,428	$12,872	383,343	$383,343	$56,866,280	$(59,451,748)	$(2,189,253)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	-	$-	11,217,324	$11,218	383,343	$383,343	$52,300,092	$(55,300,012)	$(2,605,359)

Fair value of vested options							437,876		437,876

Issuance of common stock for service	-	-	805,346	805	-	-	2,163,195		2,164,000

Issuance of common stock for note payable extension			3,000	3			7,497		7,500

Proceeds from issuance of common stock, net of offering costs	-	-	845,758	846	-	-	1,957,620		1,958,466

Net loss	-	-	-	-	-	-	-	(4,151,736)	(4,151,736)
Balance, September 30, 2021	-	$-	12,871,428	$12,872	383,343	$383,343	$56,866,280	$(59,451,748)	$(2,189,253)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(517,851)	$(4,151,736)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	86,668	480,000
Financing costs	-	7,500
Fair value of vested options	138,223	437,876
Fair value of vested restricted stock units to employees	51,453	-
Fair value of vested restricted stock units to directors	190,000	-
Fair value of common stock issued for services	230,508	2,164,000
Gain in vendor settlement	(28,600)	-
Gain on legal settlement	(69,000)	-
Gain on forgiveness of government assistance note payable	(1,025,535)	(648,265)
Change in right of use assets	85,533	82,329
Changes in operating assets and liabilities:
Accounts receivable	19,372	188,664
Prepaid expenses and other current assets	8,852	(53,269)
Accounts payable	271,049	386,648
Accrued expenses	(110,664)	(93,420)
Deferred revenue	(51,094)	-
Accrued interest payable	85,138	55,938
Accrued payroll and advances – related party	-	(78,000)
Operating lease liability	(81,296)	(72,976)
Net cash used in operating activities	(717,244)	(1,294,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	12,805	-
Net cash provided by investing activities	12,805	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition notes payable	(13,136)	-
Repayment of bridge note payable	-	(303,147)
Repayment of convertible notes payable	-	(400,000)
Proceeds from notes payable – government assistance loans	-	1,375,535
Proceeds from offering	250,000	1,958,466
Net cash provided by financing activities	236,864	2,630,854

Net increase (decrease) in cash and cash equivalents	(467,575)	1,336,143
Cash and cash equivalents beginning of period	1,930,325	600,576
Cash and cash equivalents end of period	$1,462,750	$1,936,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$23,671
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquired software and technology from acquisition of GameIQ	$443,509	$-
Fair value of common shares issued on acquisition of GameIQ	$300,000	$-
Notes payable issued from acquisition of GameIQ	$140,914	$-
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$15,400	$-
Fair value of common shares issued in settlement of vendor payable	$36,400	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2022 and the results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. Intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company recorded an operating loss of $1,555,849 and used cash in operations of $717,244 and had a stockholders’ deficit of $2,341,006 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2022, the Company had cash on hand in the amount of $1,462,750. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Reclassifications

Certain prior year insignificant amounts, consisting primarily of accrued acquisition obligations, have been reclassified as a component of accrued expenses for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations, total stockholders’ deficiency or cash flows from operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing equity instruments granted for services, and assumptions used in the determination of the Company’s liquidity.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended September 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended September 30, 2022
Business to consumer (B2C)	$158,564	$69,733	$44,704	$273,001
Business to business (B2B)	547,357	-	-	547,357
Other	4,389	-	-	4,389
Total	$710,310	$69,733	$44,704	$824,747

Three Months Ended September 30, 2021
Business to consumer (B2C)	$191,526	$81,273	$50,162	$322,961
Business to business (B2B)	517,018	-	-	517,018
Other	7,407	-	-	7,407
Total	$735,951	$81,273	$50,162	$847,386

In the following table, revenue is disaggregated by our divisions and type of revenue for the nine months ended September 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Nine Months Ended September 30, 2022
Business to consumer (B2C)	$513,578	$219,334	$136,166	$869,078
Business to business (B2B)	2,501,066	-	-	2,501,066
Other	25,537	-	-	25,537
Total	$3,040,181	$219,334	$136,166	$3,395,681

Nine Months Ended September 30, 2021
Business to consumer (B2C)	$599,044	$250,429	$133,285	$982,758
Business to business (B2B)	1,429,844	-	-	1,429,844
Other	34,045	-	-	34,045
Total	$2,062,933	$250,429	$133,285	$2,446,647

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

At September 30, 2022 and 2021, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2022	September 30, 2021
Convertible notes payable	24,258	19,286
Common stock issuable	383,343	383,343
Common stock warrants	-	54,000
Common stock options	648,116	187,108
Total	1,055,717	643,737

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

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the nine months ended September 30, 2022 and 2021, advertising costs were $359,987 and $513,539, respectively.

Concentrations

Revenues. During the three months ended September 30, 2022, no customer exceeded 10% of revenues. During the nine months ended September 30, 2022, one customer accounted for 33% of revenues. No customer exceeded 10% of revenues during the prior year periods.

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

The Company reviews all finite-lived intangible assets for impairment at least annually at fiscal year-end, or whenever events or circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. On February 28, 2022, the Company recorded a provisional intangible assets of $443,509 as a result of the acquisition of GameIQ (see Note 3).

While we have concluded that a triggering event did not occur during the nine months ended September 30, 2022, a worsening of the severity of the COVID-19 pandemic as well as inflationary pressure to our customers could result in future intangible asset impairment charges. We will continue to monitor the effects of these events on our business, and review for impairment indicators as necessary in the upcoming months.

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

3. Acquisition of GameIQ

On January 31, 2022, the Company, through its newly formed Delaware subsidiary, GameIQ Acquisition Corp., Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GameIQ, a California corporation, that is a developer of consumer gamification technologies for retail businesses. Under the terms of the Merger Agreement, the Company agreed to issue 600,000 restricted shares of its common stock with a fair value of $300,000 and issued promissory notes totaling $140,914, bearing interest at 1% per annum, payable in nine equal biannual installments, with the first installment due on the nine-month anniversary of the Closing Date as that term is defined in the Merger Agreement. The Merger Agreement closed on February 28, 2022. The closing price of the Company’s common stock was $0.50 per share on both January 31, 2022 and February 28, 2022. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. The Company has also determined that the acquisition does not qualify as significant acquisition under the guidance of SEC S-X Rules 3-05 and 1-02.

The following is a provisional allocation of the purchase price as determined by the Company’s management. The Company determined that the entire purchase price be allocated to acquired software and technology. The following table summarizes the assets acquired, liabilities assumed and provisional purchase price allocation:

Fair Value

Consideration paid:
Notes payable	$140,914
Government assistance note payable and accrued interest (EIDL)	15,400
Common stock (600,000 shares of common stock at $0.50 per share)	300,000
Total consideration paid	$456,314

Provisional Purchase price allocation
Acquired assets (cash)	$12,805
Acquired software and technology	443,509
Total purchase price	$456,314

The Company estimated that the recorded provisional intangible assets have a two-year estimated life and are subject to amortization.

	Assigned Life	September 30, 2022
Intangible Assets
Acquired software and technology	24 months	443,509
		443,509
Accumulated amortization		(86,667)
Total acquired software and technology, net of amortization		$356,842

During the nine months ended September 30, 2022, the company recorded amortization expense of $86,668. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$98,129
2023	221,754
2024	36,959
Total	$356,842

The purchase price allocation is provisional as the Company is still in the process of finalizing revenue and cash flow projections. Pursuant to current accounting and SEC guidelines, the Company has period of one year to finalize the purchase price allocation. The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of GameIQ based on the historical financial statements of the Company and GameIQ. The unaudited pro forma statements of operations for the nine months ended September 30, 2022 and 2021 give effect to the transaction as if it had occurred on January 1, 2021.

	Nine Month Ended September 30,
	2022	2021
	(Proforma, unaudited)	(Proforma, unaudited)
Revenues	$3,400,253	$1,610,648

Operating expenses
Direct cost of revenues	637,992	213,221
Selling, general and administrative expenses	4,245,233	5,223,794
Amortization of intangible assets	61,905	484,574
Total operating expenses	4,945,130	5,921,589

Loss from operations	(1,544,877)	(4,310,941)

Other income
Other income	1,037,998	573,443
Total Other income	1,037,998	573,443

Net loss	$(506,879)	$(3,737,498)

Pursuant to the provisions of ASC 805, the following results of operations of GameIQ subsequent to the acquisitions are as follows:

March 1, 2022 to September 30, 2022
(unaudited)
Revenues	$12,514
Direct cost of revenues	(15,335)
Selling, general and administrative expense	(14,930)
Net loss	$(17,752)

These amounts were included in the accompanying Consolidated Statement of Operations.

4. Deposit with Credit Card Processor

The Company utilizes a third-party processor to serve as an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The Company was required to place a security deposit in order to secure the third-party services. The security deposit does not bear interest and is refundable upon termination of the agreement. The outstanding security deposit was $87,237 as of September 30, 2022 and December 31, 2021.

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

In fiscal 2019, the Company executed lease agreements and as a result, recorded ROU assets and liabilities of approximately $368,000.

As of December 31, 2021, the ROU assets were $219,739. During the nine months ended September 30, 2022, the Company reflected a change in its ROU asset of $85,533, resulting in a ROU asset balance of $134,206 as of September 30, 2022.

As of December 31, 2021, ROU lease liabilities were $222,096. During the nine months ended September 30, 2022, the Company made lease payments of $81,296 towards its ROU lease liability. As of September 30, 2022, ROU lease liabilities under operating leases totaled $140,800, of which $113,675 were reflected as current due.

6. Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	16,387	11,537
Total principal and accrued interest	$36,387	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At September 30, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $16,387 and $11,537, respectively. As of September 30, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 24,258 shares of the Company’s common stock.

7. Acquisition Notes Payable

Acquisition notes payable consists of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

GameIQ acquisition note payable	$127,788	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,627,778	1,500,000
Accrued interest	229,550	162,300
Total principal and accrued interest	1,857,328	1,662,300
Less current portion	(1,762,905)	-
Non-current portion	$94,424	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) nine (6) equal biannual installments with the first installment due on the nine-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date.

During the nine months ended September 31, 2022, the Company made principal payments of $13,136. As of September 30, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $481.

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

As of September 30, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $229,069 and $162,300 respectively.

8. Government Assistance Notes Payable

Government Assistance Notes Payable consists of the following at September 30, 2022, and December 31, 2021:

	September 30,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	664,500	650,000
Total principal balance	664,500	1,675,535
Accrued interest	39,259	25,321
Total principal and accrued interest	703,759	1,700,856
Less current portion	(11,359)	(11,115)
Non-current portion	$692,400	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the nine months ended September 30, 2022.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of September 30, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $39,259 and $25,321 respectively.

9. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, the Company had 14,152,378 shares and 12,879,428 shares, respectively, of common stock issued, issuable and outstanding.

Common Stock Transactions

Issuance of Common Stock to Directors

During the nine months ended September 30, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date. During the nine months ended September 30, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $190,000 based upon its vesting term.. As of September 30, 2022, the aggregate amount of unvested compensation related to this common stock was approximately $170,000 which will be recognized as an expense as the common shares vest in future periods through February 28, 2024.

Issuance of Restricted Stock to Employees

During the nine months ended September 30, 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250 or $0.50 per share. The share vest over a two-year period from grant date. During the nine months ended September 30, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $51,453 based upon its vesting term. As of September 30, 2022, the aggregate amount of unvested compensation related to the restricted stock was approximately $23,797 which will be recognized as an expense as the restricted shares vest in future periods through February 28, 2024.

Issuance of Common Stock for Services

During the nine months ended September 30, 2022, the Company issued 223,117 shares of common stock with an aggregate value of $230,508 to consultants for services rendered.

During the nine months ended September 30, 2021, the Company issued 805,346 shares of common stock with an aggregate value of $2,164,000 to consultants for services rendered.

Issuance of Common Stock for Acquisition of GameIQ

During the nine months ended September 30, 2022, the Company issued 600,000 shares of common stock with a fair value of $300,000, or $0.50 per share, as partial consideration paid on the acquisition of GameIQ (see Note 3).

Issuance of Common Stock for Cash

During the nine months ended September 30, 2022, the Company received proceeds of $250,000, from the sale of 100,000 shares of common stock at an average price of $2.50 per share.

During the nine months ended September 30, 2021, the Company received proceeds of $1,958,466, net of offering costs of $21,686, from the sale of 845,758 shares of common stock at an average price of $2.32 per share.

Issuance of Common Stock for Settlement of Vendor Balance

During the nine months ended September 30, 2022, the Company issued 26,000 shares of common stock valued at $36,400 to extinguishment a vendor payable balance of $65,000, and recorded a gain on vendor settlement of $28,600, which was included in other income in the statement of operations during the nine months ended September 30, 2022.

Issuance of Common Stock for Note Payable Extension

During the nine months ended September 30, 2021, the Company issued 3,000 shares of common stock valued at $7,500 to a noteholder as an extension fee.

Summary of Stock Options

A summary of stock options for the nine months ended September 30, 2022, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2021	187,116	12.38
Options granted	461,000	1.43
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, September 30, 2022	648,116	$4.59
Balance exercisable, September 30, 2022	439,162	$6.10

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

During the nine months ended September 30, 2022, the Company recognized $138,223 of compensation expense relating to vested stock options. As of September 30, 2022, the aggregate amount of unvested compensation related to stock options was approximately $104,777 which will be recognized as an expense as the options vest in future periods through February 28, 2024.

The weighted average remaining contractual life of common stock options outstanding and exercisable at September 30, 2022 was 6.57 years. Based on a fair market value of $2.05 per share on September 30, 2022, the intrinsic value attributed to exercisable and unexercised common stock options were $316,050 and $439,162, respectively, at September 30, 2022.

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2022, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2021	20,667	$9.00
Warrants expired or forfeited	(20,667)	9.00
Balance outstanding, September 30, 2022	-	$-
Balance exercisable, September 30, 2022	-	$-

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

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statements of operations during the nine months ended September 30, 2022.

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

Recent Developments

On January 31, 2022, the Company, through its newly formed Delaware subsidiary, GameIQ Acquisition Corp., Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GameIQ, a California corporation, that is a developer of consumer gamification technologies for retail businesses. Under the terms of the Merger Agreement, the Company agreed to issue 600,000 restricted shares of its common stock and issued promissory notes to Balazs Wellisch, President and co-founder, and Quentin Blackford, Director, of GameIQ, in the principal amounts of $78,813 and $62,101, respectively, bearing interest at 1% per annum, to repay loans by Mr. Wellisch and Mr. Blackford to GameIQ. Each note requires repayment in nine equal biannual installments, with the first installment due on the nine-month anniversary of the Closing Date as that term is defined in the Merger Agreement. Following the merger, GameIQ shall merge with and into the Company. In addition, Balazs Wellisch will become Chief Technology Officer of Restaurant.com, a subsidiary of the Company. The Merger Agreement closed on February 28, 2022. The closing price of the Company’s common stock was $0.50 per share on both January 31, 2022 and February 28, 2022.

Inflation

Global inflation also increased during 2021 and in 2022. The Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Results of Operations - Three months ended September 30, 2022, compared to three months ended September 30, 2021

Overview

As reflected in the accompanying condensed consolidated financial statements, during the three months ended September 30, 2022, we realized a net loss of $596,342, compared to a net loss of $712,721 for the three months ended September 30, 2021.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

For the three months ended September 30, 2022 and 2021, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business, and GameIQ, which we acquired on February 28, 2022.

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended September 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended September 30, 2022
Business to consumer (B2C)	$158,564	$69,733	$44,704	$273,001
Business to business (B2B)	547,357	-	-	547,357
Other	4,389	-	-	4,389
Total	$710,310	$69,733	$44,704	$824,747

Three Months Ended September 30, 2021
Business to consumer (B2C)	$191,526	$81,273	$50,162	$322,961
Business to business (B2B)	517,018	-	-	517,018
Other	7,407	-	-	7,407
Total	$735,951	$81,273	$50,162	$847,386

Revenue for the three months ended September 30, 2022, was $824,747, a decrease of approximately $22,639 or 3%, as compared to $847,386 in the same period of the prior year. The decrease in revenue was from B2C and B2B performed well with our current clients and added new ones.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $38,798 during the three months ended September 30, 2022, as compared to $88,762 during the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 5% and 10%, respectively. The decrease in cost of revenues, as a percentage of revenue, was due from B2B as it has lower cost to issue the discount certificates.

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

Selling, general and administrative expenses were $1,315,717 during the three months ended September 30, 2022, as compared to $1,198,983 during the three months ended September 30, 2021, an increase of $116,734. The increase was related mainly to a $61,026 increase in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $55,708 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $37,144 and $144,000 during the three months ended September 30, 2022 and 2021, respectively.

Loss from Operations

For the three months ended September 30, 2022, we incurred a loss from operations of $566,911, as compared to a loss from operations of $684,358 for the three months ended September 30, 2021. The decrease in loss from operations was due to the decrease in revenue and our decrease in operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $29,431 for the three months ended September 30, 2022, as compared to other expense of $28,363 for the three months ended September 30, 2021, which was for interest expense related to our notes payable.

Net Loss

We realized a net loss of $596,342 for the three months ended September 30, 2022, as compared to realizing a net loss of $712,721 for the three months ended September 30, 2021. The decrease in net loss is primarily due to our decreased revenue, decreased operating expenses, and increased other expense, as discussed above.

Results of Operations - Nine months ended September 30, 2022, compared to nine months ended September 30, 2021

Overview

As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2022, we realized a net loss of $517,851 and used cash in operations of $717,244, compared to a net loss of $4,151,736 and used cash in operations of $1,294,711 for the nine months ended September 30, 2021. As of September 30, 2022, we had a stockholders’ deficit of approximately $2,341,006.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

For the nine months ended September 30, 2022 and 2021, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business, and GameIQ, which we acquired on February 28, 2022.

In the following table, revenue is disaggregated by our divisions and type of revenue for the nine months ended September 30, 2022 and 2021:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Nine Months Ended September 30, 2022
Business to consumer (B2C)	$513,578	$219,334	$136,166	$869,078
Business to business (B2B)	2,501,066	-	-	2,501,066
Other	25,537	-	-	25,537
Total	$3,040,181	$219,334	$136,166	$3,395,681

Nine Months Ended September 30, 2021
Business to consumer (B2C)	$599,044	$250,429	$133,285	$982,758
Business to business (B2B)	1,429,844	-	-	1,429,844
Other	34,045	-	-	34,045
Total	$2,062,933	$250,429	$133,285	$2,446,647

Revenue for the nine months ended September 30, 2022, was $3,395,681, an increase of approximately $949,034 or 39%, as compared to $2,446,647 in the same period of the prior year. During the nine months ended September 30, 2022, we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started in May 2022 and ended in August 2022, and we earned $1,106,447 in revenues from this agreement during the nine months ended September 30, 2022.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues increased to $637,096 during the nine months ended September 30, 2022 as compared to $299,115 during the nine months ended September 30, 2021, as a result of our increase in revenue. During the nine months ended September 30, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 19% and 9%, respectively. The increase in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the prior year period.

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

Selling, general and administrative expenses were $4,227,767 during the nine months ended September 30, 2022, as compared to $6,364,348 during the nine months ended September 30, 2021, a decrease of $2,136,582. The decrease was related mainly to a $1,991,683 decrease in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses decreased $144,899 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $86,668 and $480,000 during the nine months ended September 30, 2022 and 2021, respectively.

Loss from Operations

For the nine months ended September 30, 2022, we incurred a loss from operations of $1,555,849, as compared to a loss from operations of $4,696,816 for the nine months ended September 30, 2021. The decrease in loss from operations was due to the increase in revenue and decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other income of $1,037,998 for the nine months ended September 30, 2022, as compared to other income of $545,080 for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2022, consisted of a gain on legal settlement of $69,000, a gain on vendor settlement of $28,600, a gain from the forgiveness of a government assistance loan of $1,025,535, offset by interest expense of $85,137. Other income for the nine months ended September 30, 2021, consisted of a gain from the forgiveness of a government assistance loan of $648,265, offset by financing costs of $7,500, and interest expense of $95,685.

Net Loss

We realized a net loss of $517,851 for the nine months ended September 30, 2022, as compared to realizing a net loss of $4,151,736 for the nine months ended September 30, 2021. The decrease in net loss is primarily due to a gain on forgiveness of government assistance notes payable, increased revenue and decreased operating expenses, as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company recorded an operating loss of $1,555,849, used cash in operations of $714,244, and had a stockholders’ deficit of $2,341,006 at September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At September 30, 2022, we had cash on hand in the amount of $1,462,750. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(717,244)	$(1,294,711)
Net cash provided by investing activities	12,805	-
Net cash provided by financing activities	236,864	2,630,854
Net increase (decrease) in cash	$(467,575)	$1,336,143

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

Cash used in operating activities for the nine months ended September 30, 2022 was approximately $717,244 and consisted of a net loss of $517,851, adjustments for non-cash items, including amortization of intangible assets, gain on legal settlement, gain on forgiveness of government assistance notes payable, fair value of vested stock options, and the fair value of common stock and issued for directors, employees, and service providers, which in the aggregate total $340,751, and $141,358 in changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2021 was $1,249,711 and consisted of a net loss of $4,151,736, adjustments for non-cash items, including amortization of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, which in the aggregate total approximately $2,2523,440, and approximately $333,585 in changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $12,805 and was cash received on the acquisition of GameIQ. The Company had no investing activities for the nine months ended September 30, 2021.

Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities was $236,864, which was from proceeds received of $250,000 the sale of common stock, and $13,136 of principal payments on our acquisition notes payable. For the nine months ended September 30, 2021, cash provided by financing activities was $2,630,854, and included net proceeds of $1,958,466 received from the sale of common stock, and $1,375,535 in proceeds from government assistance loans, offset by the repayment of $303,147 of bridge notes payable, repayment of $400,000 of convertible notes payable.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	16,387	11,537
Total principal and accrued interest	$36,387	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At September 30, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $16,387 and $11,537, respectively. As of September 30, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 24,258 shares of the Company’s common stock.

Acquisition Notes Payable

Acquisition notes payable consists of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

GameIQ acquisition note payable	$127,788	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,627,778	1,500,000
Accrued interest	229,550	162,300
Total principal and accrued interest	1,857,328	1,662,300
Less current portion	(1,762,905)	-
Non-current portion	$94,424	$1,662,300

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders, one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) nine (6) equal biannual installments with the first installment due on the nine-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date. During the nine months ended September 31, 2022, the Company made principal payments of $13,136. As of September 30, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $481.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. As of September 30, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $229,069 and $162,300 respectively.

Government Assistance Notes Payable

On September 30, 2022, and December 31, 2021, the notes payable balances and accrued interest payable are as follows:

	September 30,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	664,500	650,000
Total principal balance	664,500	1,675,535
Accrued interest	39,259	25,321
Total principal and accrued interest	703,759	1,700,856
Less current portion	(11,359)	(11,115)
Non-current portion	$692,400	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the nine months ended September 30, 2022.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of September 30, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $39,259 and $25,321 respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, , depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 1-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since the final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statement of operations during the nine months ended September 30, 2022.

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

RDE, INC.

Date:	November 4, 2022	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

