Form 10-K
period 2022-12-31
RDE, Inc.
filed 2023-03-07
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 West Shure Drive, Suite 200, Arlington Heights, IL	60004
(Address of principal executive offices)	(Zip Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Lakeside Corporate Court

5880 Live Oak Parkway, Suite 100

Norcross, Georgia 30093

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RSTN	OTC Markets Group Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2022 was $9,109,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 14,152,378 shares of Common Stock outstanding as of February 28, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report on Form 10-K (“Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

ii

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to RDE, Inc., a Delaware corporation.

RDE, Inc. owns and operates Restaurant.com. Restaurant.com is a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Founded in 1999, we connect digital consumers, businesses, and communities offering over 200,000 dining and merchant deal options nationwide at over 182,500 restaurants and retailers to over 7.8 million customers. Our 12,500 core restaurants and 170,000 Dining Discount Pass restaurants and retailers extend nationwide. Our top three B2C markets are New York, Chicago, and Los Angeles.

We earn revenue from transactions in which we sell discount certificates for restaurants and complementary entertainment and travel offerings and consumer products on behalf of third-party merchants. Those complementary offerings and products transactions generally involve a customer’s purchase of a voucher through one of our websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid to the merchant. Revenue also includes direct sales of our restaurant discount certificates on our website and is the purchase price received from the customer. We also earn revenue when online partners drive customers to our websites to purchase our discount certificates and complementary offerings and products, where the revenue equals the purchase price less an agreed upon portion paid to the partners.

Approximately 9-13 days each month we email our customers offers for restaurant discounts experiences and products based on location and personal preferences. Consumers also access our deals directly through our websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a participating restaurant. Additional deals include discounted pricing at theatres, movies or other merchants. Customers purchase deals from us and redeem them with our merchant partners.

Through our websites, www.restaurant.com, www.specials.restaurant.com, and mobile iOS and Android apps, we provide an affordable dining and entertainment experiences. In addition to purchasing restaurant and discount certificates, entertainment and travel deals and consumer products as well as company gift card redemption, our website and mobile platform provide additional information to assist the customer and encourage return visits to our websites, including restaurant menus, entree pricing, mapping and directions, and extensive filtering options, including most popular cuisine type and “Deals Near Me” for nearby restaurants. Paperless restaurant certificate redemption and validation can also occur on our mobile platforms. In the past year, there were an average of 1.3 million unique visitors per month to our digital platforms including our mobile and Specials offerings. Since the launch of our mobile apps in 2012, mobile has grown from zero to 49% of our B2C revenue and over 60% of the B2C orders with over 6.0 million downloads of our apps for the year months ending December 31, 2022.

Restaurant.com’s B2B sales program has grown significantly since its introduction in 2004 and now comprises 40% of our revenue. Our high-value, low-cost features enable businesses to use Restaurant.com certificates to entice new and existing customers to increase sales, promote customer satisfaction and incent desired behavior. The availability of use in every market, features like “never expire” and online exchange, and use by every customer demographic to fit every business’s customer base are features which we believe provide almost unlimited market potential for Restaurant.com’s B2B division.

Recent Mergers and Acquisitions

Effective February 28, 2022, we closed the acquisition of GameIQ, Inc., a developer of consumer gamification technologies for retail businesses. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), we agreed to issue 600,000 restricted shares of our common stock and issued promissory notes to Balazs Wellisch, President and co-founder, and Quentin Blackford, Director, of GameIQ, in the principal amounts of $78,813 and $62,101, respectively, bearing interest at 1% per annum, to repay loans by Mr. Wellisch and Mr. Blackford to GameIQ. Each note requires repayment in six equal biannual instalments, with the first instalment due on the six-month anniversary of the Closing Date as that term is defined in the Acquisition Agreement. Following the merger, Balazs Wellisch became the Chief Technology Officer of Restaurant.com, a subsidiary of ours.

Our Business

We have three principal divisions, the B2C, the B2B and all other services and products division.

Business to Customer Division

Our B2C division accounted for 45% of gross revenue in our fiscal year ended December 31, 2022. To our database of 7.8 million customers, we sell:

● Discounted certificates for 12,500 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for six months.

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offering (“Specials”), generating significantly greater revenue per customer when compared to purchasing our other products. The average order value for these Specials sales is nearly five times a certificate purchase. Specials generated over 5% of our past year’s B2C revenue from 60% of the B2C orders for the fiscal year ended December 31, 2021. We believe that our relationships with small businesses presents a significant revenue opportunity through such cross-promotions.

Business to Business Division

Our B2B division accounted for 55% of our gross revenue in our fiscal year ended December 31, 2022. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

● generate new customers;

● increase sales at the point of sale;

● reward points/customer loyalty;

● convert to paperless billing and auto-bill payment.

● motivate specific customer behavior such as free home repair estimates and test drives for auto dealers;

● renew subscriptions and memberships; and

● address customer service issues.

Other Business

We also generate revenue through third-party offers and display ad revenue. This comprises a de minimis portion of our gross revenue.

Attractive Customer Demographics

We intend to grow and leverage our customer database of 7.8 million which we believe is of value to merchants for a variety of services and products.

Marketing

We primarily use marketing to acquire and retain high-quality merchants and customers and promote awareness of our marketplaces. In 2022, we spent approximately $486,000 on advertising and marketing efforts to increase our visibility and establish stronger relationships with our customers, merchants and partners.

We use a variety of marketing channels to make customers aware of the offerings, including search engines, email and affiliate partnerships and social media.

Search engines. Customers can access our offerings indirectly through third-party search engines. We use search engine optimization and search engine marketing to increase the visibility of our offerings in web search results.

Email. We communicate offerings through email to our customers based on their locations and personal preferences. A customer who interacts with an email is directed to our website and mobile applications to learn more about the deal and to make a purchase.

Social. We publish offerings through various social networks and adapt our marketing to the particular format of each of these social networking platforms. Our website and mobile applications enable consumers to share our offerings with their personal social networks. We also promote our offerings using display advertising on websites.

Offline. We use offline marketing such as print to help build awareness of brand.

Distribution

We distribute our deals directly through several platforms: email, our websites, our mobile applications and social networks. We also utilize various affiliate partnerships to display and promote our deals on their websites, such as with AMAC, Groupon, MemberHub and others.

We also use various customer loyalty and reward programs to build brand loyalty, generate traffic to the website and provide business clients with the opportunity to offer incentives to their customers to receive discounts and Discount Dining Passes. When customers perform qualifying acts, such as providing a referral to a new subscriber or participating in promotional offers, we grant the customer credits that can be redeemed for awards such as free or discounted services or goods in the future.

Email. The emails for discount certificates for restaurant contain one headline deal with a full description of the deal and a sampling of dining deals which are available within a customer’s market. The emails for Specials by Restaurant.com include featured travel, entertainment and wine deals in addition to various other product deals.

Websites. Visitors are prompted to register as a customer when they first purchase on our websites and thereafter use the website as a portal for discount certificates for restaurants, complementary entertainment and travel offerings and consumer products.

Mobile Applications. Consumers also access our deals through our mobile applications, which are available at no additional cost on the iPhone and Android, mobile operating systems. We launched our first mobile application in 2012 and our applications have been downloaded over 6.0 million times since then. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices.

Social Networks. We publish our daily deals through various social networks adapt and our marketing to the particular format of each of these social networking platforms. Our website and mobile application interfaces enable our consumers to share our offerings to their personal social networks.

Operations

Our business operations are divided into the following core functions to address the needs of our merchants and customers.

Marketing. Our marketing department is responsible for managing the Restaurant.com brand, the B2C discount certificate and Specials offerings, creating the promotional calendar, all creative assets used in our marketing channels such as the website, email and affiliate partnerships, including imagery and editorial content, negotiation with affiliate and merchant partners, revenue management, company analytics and B2B marketing and brand assets. As of December 31, 2022, our Marketing team consisted of three employees. We have an agreement with Commission Junction for a monthly payment of $1,500 to $3,500 that generates potential leads with companies that earn a commission by promoting our discount deals on their websites for which they receive between 3% to 15% of the revenue we receive from a customer’s purchase of a discount certificate.

Customer Service Representatives. Our customer service representatives can be reached via email 24 hours a day, seven days a week. The customer service team also works with our information technology team to improve the customer experience on the website and mobile applications based on customer feedback. As of December 31, 2022, we employed four customer representatives.

Technology. We employ technology to improve the experience we offer to customers and merchants, increase the rate at which our customers purchase and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology. We devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our information technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems. As of December 31, 2022 our information technology team consisted of five employees.

Competition

We have a substantial number of competing groups buying sites. These competitors offer substantially the same or similar product offerings as us. Among the companies that focus on the dining and savings category and certain of the subcategories in which we participate are the following:

● discount (e.g., Groupon.com, Entertainment.com);

● ratings and reviews communities (Zagat.com, TripAdvisor);

● restaurant listings (Yelp, Zomato and OpenTable);

● food content (Food Network, Food.com and Epicurious);

● eCommerce (Groupon, TravelZoo and Woot); and

● takeout and delivery (DoorDash.com, GrubHub.com UberEats.com and Delivery.com).

We believe the principal competitive factors in our market include the following:

● breadth of customer base and number of restaurants featured;

● ability to deliver a high volume of relevant deals to consumers;

● ability to produce high purchase rates for deals among customers;

● ability to generate positive return on investment for merchants; and

● strength and recognition of our brand.

We believe we compete favorably on several of the factors described above and plan to increase our standing in each of these categories. As of December 31, 2022, our customer base was 7.8 million and during 2022 we featured deals at over 184,000 restaurants and merchants.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local e-commerce business model. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.

The CARD Act, as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. Discount certificates and Discount Dining Passes generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to discount certificates and Discount Dining Passes. However, the CARD Act as well as a number of states and certain foreign jurisdictions also have exemptions from the operation of these provisions or otherwise modify the application part of a promotion or promotional program. If discount certificates and Discount Dining Passes are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the discount certificates and Discount Dining Passes, or the promotional value, which is the add-on value of the discount certificate and Discount Pass in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the discount certificate or Discount Pass was issued; (ii) their stated expiration date (if any), unless discount certificates and Discount Dining Passes come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for discount certificates and Discount Dining Passes applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include discount certificates and Discount Dining Passes and that do not have exemptions that apply to the purchase value or the promotional value, or both, of discount certificates and Discount Dining Passes, the discount certificates and Discount Dining Passes may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchants require merchants to continue to honor unredeemed discount certificates and Discount Dining Passes that are past the stated expiration date of the promotional value of the discount Certificate and Discount Pass to the extent required under the applicable law. While we are attempting to comply with exemptions for promotional programs available under these laws so that our discount certificates’ and Discount Dining Passes’ promotional value can expire on the date stated on the certificate and Discount Pass, we continue to require that merchants with whom we partner honor discount certificates and Discount Dining Passes under the provisions of all laws applicable to discount certificates and Discount Dining Passes, including laws that prohibit expiration.

In addition, some states also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed discount certificates and Discount Dining Passes based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to discount certificates and Discount Dining Passes is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of our discount certificates and Discount Pass.

Many states have passed laws requiring notification to customers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, on the characteristics of the discount certificates and Discount Dining Passes and our role with respect to the distribution of the discount certificates and Discount Dining Passes to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access, including a proposed expansion of the definition of financial institution to include sellers or issuers of prepaid access. In the event that this proposal is adopted as proposed, it is possible that a discount certificate and Discount Pass could be considered a financial product and that we could be a financial institution. Although we do not believe we are a financial institution or otherwise subject to these laws and regulations, it is possible that the Company could be considered a financial institution or provider of financial products.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. Our registration efforts have focused on gaining protection of the following trademarks (among others): The Company owns the registered marks “RESTAURANT.COM,” “DINING DOUGH,” and has submitted applications for several others. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies on the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Customer Service and Support

Our ability to establish and maintain long term relationships with our customers and encourage repeat visits and purchases is dependent, in part, on the strength of our customer support and service operations. We have established multiple channels for communicating with our customers before and after the sale, including phone, e-mail and online support.

We currently employ a staff of in-house customer support personnel responsible for handling customer inquiries, tracking shipments, investigating and resolving problems with merchandise and travel. Customer care representatives are available for support from 8:30 a.m. to 5 p.m., Central Time, Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services.

Employees

As of December 31, 2022, we had 27 full time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

As an “emerging growth company”, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

● only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis” disclosure;

● reduced disclosure about our executive compensation arrangements;

● no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements; and

● exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We have taken advantage of some of these reduced burdens, and thus the information we provide stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We are choosing to take advantage of such extended transition period, and as a result, we will not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. =

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives, and we received a going concern qualification in our 2022 and 2021 audits.

For the year ended December 31, 2022, we used net cash of $1,053,571 to fund our operations and realized an operating loss of $2,286,846. At December 31, 2022, we had stockholders’ deficiency of $3,049,107. Our accumulated deficit was $61,569,759 through December 31, 2022. Our debt service obligation is $3,323 per month for outstanding loans. For the next 12 months we will need approximately $600,000 to finance our operations and service our debt obligations. Our independent registered public accounting firm, in their report to our December 31, 2022 and 2021 financial statements, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, negative cash flows from operations, net capital deficiency and inability to service debt as it becomes due. As of December 31, 2022, $37,137 of convertible notes payable, including interest, are past due. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to generate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer.

We do not have access to any credit facility or other arrangement for borrowing funds.

We currently do not have access to a credit facility or to the proceeds of any mortgage indebtedness or other secured or unsecured indebtedness for borrowed money. We may be unable to obtain financing on favorable terms, or at all. Our lack of any credit facility or other ready access to borrowed funds could have a material adverse effect on our ability to fund additional losses in the near future, or to respond to unexpected cash requirements or other liquidity issues that we may face from time to time. Our inability to generate sufficient cash flow from operations or obtain financing on acceptable terms would have a material adverse effect on our financial results, business and prospects.

If our restaurants and other merchants do not meet the needs and expectations of our customers, our business could suffer.

Our business depends on our reputation for providing high-quality discounts, and our brand and reputation may be harmed by actions taken by restaurants and other merchants that are outside our control. Any shortcomings of one or more of our restaurants and other merchants, particularly with respect to an issue affecting the quality of the meals offered or the products or services sold, may be attributed by our customers to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment generated as a result of fraudulent or deceptive conduct by our restaurants and other merchants could damage our reputation, reduce our ability to attract new customers or retain our current customers, and diminish the value of our brand.

We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.

An essential part of our success depends on restaurants remaining in business and customers wanting to dine at those restaurants. In light of the COVID-19 outbreak, restaurants in many states have had to close temporarily and even when allowed to reopen may be subject to restrictions on indoor as well as outdoor dining, the number of patrons who can be seated at one time to ensure social distancing as well as the requirement to wear masks which some diners may not want to do. Many prospective diners also may not want to dine out at any restaurant in light of concerns about the risk of infection from the COVID-19 virus even if allowed under current state guidelines to do so. As a result of the uncertainty about the length of time until a vaccine would be available to the U.S. population as a whole, we expect the COVID-19 outbreak to negatively impact sales in fiscal years 2023 and our overall liquidity.

In addition, the application of certain laws and regulations to our discount certificates and dining cards is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. The application of the CARD Act will only become less uncertain if current legislation at the federal and state levels is changed to specify that their terms apply to our discount certificates and Discount Dining Passes or from court rulings by federal or state courts that interpret the current legislation to be clearly applicable to our discount program.

From time to time, we also may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. Further, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability.

The implementation of the CARD Act and similar state laws may harm our business and results of operations.

Our discount certificates and Discount Dining Passes may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act, and state laws governing gift cards, stored value cards and coupons. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, if our discount certificates and Discount Dining Passes are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for our certificates and Discount Dining Passes, or the promotional value, which is the add-on value of these items in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which these items were issued; (i) the certificate’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In the event that it is determined that our discount certificates and Discount Dining Passes are subject to the CARD Act or any similar state regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state jurisdictions, our liabilities with respect to unredeemed certificates and Discount Dining Passes may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of our discount certificates and Discount Dining Passes have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue discount certificates in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed discount certificates and Discount Dining Passes, our net income could be materially and adversely affected.

If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed discounts and Discount Dining Passes, our net income could be materially and adversely affected.

In certain states, our discount certificates and Discount Dining Passes may be considered a gift card. Some of these states include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed discount certificates and Discount Dining Passes based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to discount certificates and Discount Dining Passes is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of such certificates and Discount Dining Passes. In the event that one or more states successfully challenges our position on the application of its unclaimed and abandoned property laws to discount certificates and Discount Dining Passes, or if the estimates that we use in projecting the likelihood of discount certificates and Discount Dining Passes being redeemed prove to be inaccurate, our liabilities with respect to unredeemed discount certificates and Discount Dining Passes may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce, including the California Consumer Protection Act, the General Data Protection Regulation, the CAN-SPAM Act, Digital Millennium Copyright Act, the Electronic Signatures in Global and National Commerce Act and the Uniform Electronic Transactions Act. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our subscriber base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of customers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

We may suffer liability as a result of information retrieved from or transmitted over the internet and claims related to our service offerings.

We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our net income could be materially and adversely affected.

We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchants, customers or third parties and as a result our revenue and goodwill could be materially and adversely affected.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and applications, and any significant disruption in service on our websites or applications could result in a loss of customers or merchants.

Customers access our deals through our websites and applications. Our reputation and ability to acquire, retain and serve our customers and merchants who are dependent upon the reliable performance of our websites and applications and the underlying network infrastructure. As our subscriber base and the amount of information shared on our websites and applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts of money on data centers and equipment and related network infrastructure to handle the traffic on our websites and applications. The operation of these systems is expensive and complex and could result in operational failures. In the event that our customer base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will depend largely on the development and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone computers of the internet have been the targets of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact our business.

Our total number of customers may be higher than the number of our actual individual customers and may not be representative of the number of persons who are active potential customers.

Our total number of customers may be higher than the number of our actual individual customers because some customers have multiple registrations, other customers have died or become incapacitated and others may have registered under fictitious names. Given the challenges inherent in identifying these customers, we do not have a reliable system to accurately identify the number of actual individual customers, and thus we rely on the number of total customers as our measure of the size of our subscriber base. In addition, the number of customers includes the total number of individuals that have completed registration through a specific date, less individuals who have unsubscribed, and should not be considered as representative of the number of persons who continue to actively consider our deals by reviewing our email offers.

Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our common stock.

Our business, like that of our restaurants and merchants, may be subject to some degree of sales seasonality. As the growth of our business stabilizes, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.

We depend on the continued growth of online commerce.

The business of selling services and goods over the internet, including through discount certificates, raises concerns about fraud, privacy and other problems may discourage additional restaurants, consumers and merchants from adopting the internet as a medium of commerce and make the level of market penetration of our services high, making the acquisition of new customers for our services more difficult and costly than it has been in the past. If these customers prove to be less active than our earlier customers, or we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.

Our business is subject to interruptions, delays or failures resulting from earthquakes, other natural catastrophic events or terrorism.

Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the internet, our business or the economy as a whole. We may not have sufficient protection 18 or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.

Failure to deal effectively with fraudulent transactions and subscriber disputes would increase our loss rate and harm our business.

Our discount certificates and Dining Passes are issued in the form of redeemable coupons with unique identifiers. It is possible that consumers or other third parties will seek to create counterfeit certificates to fraudulently purchase discounted goods and services from our restaurants and other merchants. While we use advanced anti-fraud technologies, it is possible that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse consumers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our restaurants and merchants could also request reimbursement, or stop using us, if they are affected by buyer fraud or other types of fraud.

We may incur significant losses from fraud and counterfeit certificates. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions, and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card and electronic payment services. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include discount certificates and Discount Dining Passes.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of discount certificates and Discount Dining Passes and our role with respect to the distribution of discount certificates and Discount Dining Passes to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that our discount certificates and Discount Dining Passes could be considered a financial product and that we could be a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.

State laws regulating money transmission could be expanded to include our discount certificates and Discount Dining Passes.

Many states impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not currently believe we are a money transmitter given our role and the product terms of our discount certificates and Discount Dining Passes. However, a successful challenge to our position or expansion of state laws could subject us to increased compliance costs and delay our ability to offer discount certificates and Discount Dining Passes in certain jurisdictions pending receipt of any necessary licenses or registrations.

Current uncertainty in global economic conditions could adversely affect our revenue and business.

Our operations and performance depend primarily on economic conditions in the United States. The current economic environment continues to be uncertain, including as a result of the COVID 19 pandemic. These conditions may make it difficult for our restaurants and other merchants to accurately forecast and plan future business activities and could cause our merchants to terminate their relationships with us or could cause our customers to slow or reduce their spending. Furthermore, during challenging economic times, our merchants may face issues gaining timely access to sufficient credit, which could result in their unwillingness to continue with our service or impair their ability to make timely payments to us. If that were to occur, we may experience decreased revenue, be required to increase our allowance for doubtful accounts and our days receivables outstanding would be negatively impacted. If we are unable to finance our operations on acceptable terms as a result of renewed tightening in the credit markets, we may experience increased costs or we may not be able to effectively manage our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States or in the restaurant and entertainment industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our digital dining products.

Our revenues, results of operations and cash flows depend on the overall demand for our discount dining certificates and discount Dining Passes. Negative conditions in the general U.S. economy as well as in other jurisdictions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations construction slowdowns, energy costs, international trade relations and other geopolitical issues, including those caused or may be caused by the Russia Ukraine conflict, and the availability and cost of credit could cause a decrease in consumer discretionary spending and diminish growth expectations for the restaurant, dining and entertainment industries. Moreover, government consumption or socio-economic policies or objectives pursued by countries in which we do business could potentially impact the demand for our discount dining certificates and discount Dining Passes.

Global inflation also increased during 2021 and in 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, has exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which has resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected. Currently, the most significant impact of inflation on us is the increase in employee wages.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

We intend to make acquisitions that could disrupt our operations and adversely impact our business and operating results.

We intend to attempt to acquire complementary e-commerce businesses and to support the transition and integration of acquired operations with our ongoing business as a part of our growth strategy. Other than as disclosed herein, we currently have no binding commitments or agreements with respect to any such acquisitions and there can be no assurance that we will eventually consummate any acquisitions. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. In addition, acquisitions also involve other risks, including risks inherent in entering markets in which we have no or limited prior experience and the potential loss of key employees.

If the products that we offer on our online marketplaces do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer discount certificates and Discount Dining Passes to restaurants and other merchants that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If our product fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, financial condition and results of operations.

Our plans for expansion cannot be implemented if we lose our key personnel or cannot recruit additional personnel.

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Ketan Thakker, our President and CEO, Aaron Horowitz, President of Restaurant.com, Lisa Nason, Director of Marketing at Restaurant.com, Tim Miller, Vice President, Enterprise B2B Sales at Restaurant.com and Tim Mrazek, Vice President, Information Technology at Restaurant.com. While we have an employment agreement with Ketan Thakker, Messrs. Horowitz, Mrazek, Miller and Nason are at-will employees without employment agreements. Mr. Thakker’s employment agreement does not prevent him from terminating his employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

In addition, as our business expands, we will need to add new personnel, including information technology and engineering personnel to maintain and expand our website and systems, marketing and salespeople to attract and retain customers and merchants and customer support personnel to serve our growing customer base. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well qualified employees can be intense. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize a stock incentive plan, including stock options, as a form of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. If we are unable to hire and successfully train employees or contractors in these areas, users of our website may have negative experiences and we may lose customers, which would diminish the value of our brand and harm our business. The market for recruiting qualified information technology and other personnel is extremely competitive, and we may experience difficulties in attracting and retaining employees. Should we fail to retain or attract qualified personnel, we may not be able to compete successfully or implement our plans for expansion.

To obtain future revenue growth and achieve and sustain profitability, we will have to attract and retain customers on cost-effective terms.

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our websites and to generate new customers. Further, many of the parties with which we may have online-advertising arrangements could provide advertising services for other online competitors. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these relationships by these third parties. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology’s development evolves in a manner that is no longer beneficial to us, our financial condition could be harmed. In addition, certain online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these relationships or agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot give any assurance that we will be able to increase our revenues, if at all, in a cost-effective manner.

We rely upon search engines like Google, Bing and Yahoo to rank our product offerings and may at times be subject to changes in search algorithms and ranking penalties if they believe we are not in compliance with their guidelines.

We rely on search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant internet sites matching a user’s search criteria and specifications. Generally, internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar internet sites. Those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms utilize information available throughout the internet, including information available on our website. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant internet information that may be considered or incorporated into the algorithms utilized by these sites. If we fail to present, or improperly present, our website’s information for use by natural search engine companies, or if any of these natural search engine companies determine we have violated their rules or guidelines, or if others improperly present our website’s information to these search engine companies, or if natural search engine companies make changes to their search algorithms, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business, prospects, financial condition and results of operations.

More individuals are using mobile devices to access the internet and versions of our service developed or optimized for these devices may not gain widespread adoption by users of such devices.

Mobile devices are increasingly used for e-commerce transactions. A significant and growing portion of our users access our platform through mobile devices. We may lose users if we are not able to continue to meet our users’ mobile and multi-screen experience expectations. If we are unable to attract and retain a substantial number of mobile device users to our online marketplaces and services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services. Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could harm our business.

We rely on third-party systems to conduct our business, and our revenues and market share may decrease if these systems are unavailable in the future or if they no longer offer quality performance.

We rely on third-party computer systems and third-party service providers, including credit card verifications and confirmations, to host our website and to advertise and deliver the discount certificates and Discount Dining Passes sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain the products or services of these or other third parties or deterioration in their performance could impair the timing and quality of our own service. If our service providers fail to deliver high-quality products and services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us.

We are subject to cyber security risks and risks of data loss or other security breaches.

Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims, fines, and litigation. We have been subjected to a variety of cyber-attacks, which have increased in number and variety over time. We believe our systems are probed by potential hackers virtually 24/7, and we expect the problem will continue to grow worse over time. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, any of which could have a material adverse effect on our financial results and business. Moreover, any insurance coverage we may carry may be inadequate to cover the expenses and other potential financial exposure we could face as a result of a cyber-attack or data breach.

We may not be able to compete successfully against existing or future competitors including larger, well-established and well-financed e-commerce companies and restaurants and merchants increasing their own online operations.

The market for discounts at restaurants and other merchants is intensely competitive. We also compete with other companies that offer digital coupons through their websites or mobile applications. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on services and products.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against existing or future competitors.

Our competitors may directly increase our marketing costs and also may cause us to decrease certain types of marketing.

In addition to competing with us for customers, merchants, and employees, our competitors may directly increase our operating costs, by driving up the cost of various forms of online advertising or otherwise. We may elect to decrease our use of sponsored search or other forms of marketing from time to time to decrease our costs, which may have a material adverse effect on our financial results and business. We may also elect to spend additional amounts on sponsored search or other forms of marketing from time to time to increase traffic to our website, or to take other actions to increase traffic and/or conversion, and the additional expenditures may have a material adverse effect on our financial results and business.

Our business depends on effective marketing, including marketing via email and social networking messaging, and we intend to increase our spending on marketing and branding, which may adversely affect our financial results.

We depend on effective marketing and high customer traffic. We depend on email to promote our site and offerings and to generate a substantial portion of our revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively and economically deliver email to our potential customers, whether for legal, regulatory or other reasons, it would have a material adverse effect on our business.

If email providers or Internet service providers implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site and services. For example, certain email providers, including Google, categorize our emails as “promotional,” and these emails are directed to an alternate, and less readily accessible, section of a customer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed.

We also rely on social networking messaging services for marketing purposes, and anything that limits our ability or our customers’ ability or desire to utilize social networking services could have a material adverse effect on our business. If we are unable to develop, implement and maintain effective and efficient cost-effective advertising and marketing programs, it would have a material adverse effect on our financial results and business. Further, as part of our growth strategies, we intend to increase our spending on marketing and branding initiatives significantly, which may adversely affect our financial results. There is no assurance that any increase in our marketing or branding expenditures will result in increased market shares or will ultimately have a positive effect on our financial results.

We also rely heavily on Internet search engines to generate traffic to our websites, principally through search engine marketing and search engine optimization. The number of consumers we attract from search engines to our platform is due in large part to how and where information from, and links to, our websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in our control and may change at any time. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in search query results. If a major Internet search engine changes its algorithms in a manner that negatively affects the search engine ranking it could create additional traffic headwinds for us and negatively affect our results of operations.

We also rely on mobile marketplace operators (i.e., app store operators) to drive downloads of our mobile application. If any mobile marketplace operator determines that our mobile application is non-compliant with its vendor policies, the operator may revoke our rights to distribute through its marketplace or refuse to permit a mobile application update at any time. These operators may also change their mobile application marketplaces in a way that negatively affects the prominence of, or ease with which users can access, our mobile application. Such actions may adversely impact the ability of customers to access our offerings through mobile devices, which could have a negative impact on our business and results of operations.

Our operating results depend on our websites, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, financial condition and results of operations.

Any system interruptions that result in the unavailability of our website marketplaces or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, prospects, financial condition and results of operations.

We use internally developed systems for our website and certain aspects of transaction processing, including databases used for internal analytics and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems.

If we do not respond to rapid technological changes, our services could become obsolete, and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our websites and use those of our competitors. The internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

Use of social media may adversely impact our reputation.

There has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their customers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms and devices at any time. Information posted may be adverse to our interests, may be inaccurate, and may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or otherwise compromise valuable company assets, all of which could harm our business, prospects, financial condition and results of operations.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third-party technology on commercially reasonable terms.

We rely on a variety of technology that we license from third parties, such as Microsoft. These third-party technology licenses might not continue to be available to us on commercially reasonable terms or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software.

If we fail to forecast our revenue accurately due to lengthy sales cycles, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

We may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as anticipated. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

We could be subject to additional sales tax or other tax liabilities.

We are also subject to U.S. (federal and state) and foreign laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.

The 26 adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities could materially affect our financial position and results of operations.

If we do not begin to generate significant revenues, we will still need to raise additional capital to meet our long-term business requirements. Any such capital raising may be costly or difficult to obtain and would likely dilute current stockholders’ ownership interests. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern.

If we do not begin to generate significant revenues from our operations, we will need additional capital, which may not be available on reasonable terms or at all. The raising of additional capital will dilute current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

●	maintaining enough working capital to run our business;

●	pursuing growth opportunities, including more rapid expansion;

●	acquiring complementary businesses and technologies;

●	making capital improvements to improve our infrastructure;

●	responding to competitive pressures;

●	complying with regulatory requirements for advertising or taxation; and

●	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity-linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect that is different from or in addition to that reflected in the capitalization described in this report.

Further, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our insurance coverage and indemnity rights may not adequately protect us against loss.

The types, coverage, or the amounts of any insurance coverage we may carry from time to time may not be adequate to compensate us for any losses we may actually incur in the operation of our business. Further, any insurance we may desire to purchase may not be available to us on terms we find acceptable or at all. We are not indemnified by all of our suppliers, and any indemnification rights we may have may not be enforceable or adequate to cover actual losses we may incur as a result of our sales of their products. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our business.

Our operating results may vary significantly from quarter to quarter.

Our operating results may vary significantly from quarter to quarter due to seasonality and other reasons such as the rapidly evolving nature of our business. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:

●	acquire new customers and retain existing customers;

●	attract and retain high-quality restaurants and other merchants;

●	increase the number, variety, quality and relevance of discount certificates and Discount Dining Passes, including through third party business partners and technology integrations, as we attempt to expand our current platform;

●	leverage other platforms to display our offerings;

●	deliver a modern mobile experience and achieve additional mobile adoption to capitalize on customers’ continued shift toward mobile device usage;

●	increase booking capabilities;

●	increase the awareness of, and evolve, our brand to an expanded customer base;

●	reduce costs and improve selling, general and administrative (SG&A) leverage;

●	successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments, divestitures and restructuring activities;

●	provide a superior customer service experience for our customers;

●	avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;

●	respond to continuous changes in consumer and merchant use of technology;

●	offset declines in email, search engine optimization (“SEO”) and other traffic channels and further diversify our traffic channels;

●	react to challenges from existing and new competitors;

●	respond to seasonal changes in supply and demand; and

●	address challenges from existing and new laws and regulations.

In addition, our margins and profitability may depend on our inventory mix, geographic revenue mix, discount rates mix and merchant and third-party business partner pricing terms. Accordingly, our operating results and profitability may vary significantly from quarter to quarter.

If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.

We must continue to retain and acquire customers who make purchases on our platform to increase profitability. Further, as our customer base evolves, the composition of our customers may change in a manner that makes it more difficult to generate revenue to offset the loss of existing customers and the costs associated with acquiring and retaining customers and to maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings to be attractive or if we fail to introduce new and more relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. Further, the traffic to our website and mobile applications, including traffic from consumers responding to our emails and search engine optimization, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our website and mobile applications. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our profitability may decrease and our operating results may be adversely affected.

Our future success depends upon our ability to attract and retain high quality merchants and third-party business partners.

We must continue to attract and retain high quality restaurants and other merchants to increase profitability. A key priority of our strategy is to increase our sales and marketing efforts to attract more high-quality restaurants and other merchants. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. If merchants decide that utilizing our services no longer provides an effective means of attracting new customers or selling their offerings, they may stop working with us or negotiate to pay us lower margins or fees. In addition, current or future competitors may accept lower margins, or negative margins, to secure merchant offers that attract attention and acquire new customers. We also may experience attrition in our merchants resulting from several factors, including losses to competitors and merchant closures or merchant bankruptcies. If we are unable to attract and retain high quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplace, our operating results may be adversely affected.

Risks Related to Our Common Stock

Our securities are “Penny Stock” and subject to specific rules governing their sale to investors.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for Company’s shareholders to sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is limited recent trading activity in our common stock and there is no assurance that an active market will develop in the future.

There is limited trading activity in our common stock. Although our common stock is now trading on the OTCQB Venture Market there can be no assurance that a more active market for the common stock will develop, or if one should develop, there is no assurance that it will be sustained. If a market does not develop or is not sustained it may be difficult for you to sell your common stock at the time you wish to sell them, at a price that is attractive to you, or at all. You may not be able to sell your common stock at or above the offering price per share.

Our second amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our second amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our second amended and restated bylaws further provides that unless we consent in writing to the selection of an alternative forum, the United States District Court in Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our second amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to identify and thereafter implement required changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls, if any, could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting our industry;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of our common stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, conversion of the currently outstanding warrants will further dilute the voting power of investors in this offering and will disproportionately diminish their ability to influence our management given the large percentage of shares currently held by our directors and officers as discussed in the risk factor below. The future issuance of any such additional shares of common stock may also create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock is currently traded.

Our common stock is controlled by insiders.

Our officers and directors beneficially own approximately 22% of our outstanding shares of common stock. Such concentrated control may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in our management since the insiders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In addition, sales by our insiders or affiliates along with any other market transactions, could negatively affect the market price of our common stock.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The price of our common stock may decline. The stock market in general, and the market price of our common stock will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead purchasers of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to list our common stock on the NYSE MKT and our subsequent ability to maintain such listing.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1500 West Shure Drive, Suite 200, Arlington Heights, IL 60004 and consist of approximately 4,000 square feet. We currently lease such facility for $7,500 per month and our lease has a lease escalation clause under which has 3% in each the three years. The lease expires on June 30, 2023.

We also had an office lease at Lakeside Corporate Court, 5880 Live Oak Parkway, Suite 100, Norcross, Georgia 30093. The lease is for 2,475 rentable square feet and expires August 1, 2024. The monthly lease expense commenced at $1,000 for the first year and rises to $2,900 per month in the fifth year of the lease. This lease was terminated in December 2022.

As we expand, we will need to find suitable additional space, which we believe is available on commercially reasonable terms for Restaurant.com. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition, other than the following.

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statements of operations during the year ended December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

During 2022, we sold 100,000 shares of our common stock for $250,000 an investor under the terms of our Form 1-A Offering Circular for our Tier 2 offering under SEC Rule 251. The proceeds of such sale were used for general corporate purposes, including marketing, sales, operations and accounting and legal expenses.

Market Information

Our common stock has been quoted on the OTC:QB under the symbol RSTN since September 25, 2020. From April 17, 2020 to September 25, 2020, our common stock was quoted on the OTC:Pink under the symbol UBID and prior thereto under the symbol QMKR.

The following table sets forth the high and low bid closing prices for our common stock for the periods indicated, as reported by the OTC Pink and the OTC:QB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	High	Low
Year Ending December 31, 2022
October 1, 2022 through December 31, 2022	$3.00	$1.42
July 1, 2022 through September 30, 2022	$3.20	$0.20
April 1, 2022 through June 30, 2022	$1.61	$0.40
January 1, 2022 through March 31, 2022	$1.10	$0.35

Year Ending December 31, 2021
October 1, 2021 through December 31, 2021	$1.75	$0.39
July 1, 2021 through September 30, 2021	$2.72	$1.75
April 1, 2021 through June 30, 2021	$3.70	$1.93
January 1, 2021 through March 31, 2021	$4.50	$3.80

Holders

As of December 31, 2022, there were 1,196 holders of record of our common stock.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2022.

Plan	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)	(b)	I
Equity Compensation Plans (1)
Approved by Security Holders 2019 Plan	648,116	$4.59	39,351,884

(1) The only equity compensation plan approved by security holders is our 2019 Stock Incentive Plan. There are 40 million authorized shares under the 2019 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this prospectus. In addition to historical information, the following discussion contains forward looking statements based upon current expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including, but not limited to, risks described in the section entitled “Risk Factors” and elsewhere in this prospectus.

Background and Basis of Presentation

On March 1, 2020, we acquired the assets of Restaurant.com, Inc. Restaurant.com, Inc. is a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Founded in 1999, Restaurant.com connects digital consumers, businesses, and communities offering over 200,000 dining and merchant deal options nationwide at 187,000 restaurants and retailers to over 7.8 million customers.

We have decided to leverage our experience in ecommerce and concentrate on developing what we believe are significant growth opportunities in the B2B and B2C business of Restaurant.com, Inc.

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

Through our websites, www.restaurant.com, www.specials.restaurant.com, and mobile iOS and Android apps, we provide affordable dining and entertainment experiences. In addition to purchasing restaurant discount certificates, entertainment and travel deals and consumer products as well as company gift card redemption, our website and mobile platform provide additional information to assist the customer and encourage return visits to our websites, including restaurant menus, entrée pricing, mapping and directions, and extensive filtering options, including most popular, cuisine type and “Deals Near Me” for nearby restaurants. Paperless restaurant certificate redemption and validation can also occur on our mobile platforms. During the year ended December 31, 2022 , there were an average of 700,000 unique visitors per month to our digital platforms including our mobile and Specials offerings. Since the launch of our mobile apps in 2012, mobile has grown from zero to 49% of our B2C revenue and over 60% of the B2C orders with over 6.4 million downloads of our apps for the year ended December 31, 2022.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. The outbreak has negatively impacted our revenues as a result of the temporary closures of restaurants throughout the United States where our discount certificates and Discount Dining Passes are accepted and where dining is being restricted to outdoor locations or to capacity constraints for indoor dining. We expect that for the next several months, as the virus continues to limit visits to restaurants and as many prospective patrons choose to order delivery of meals from restaurants or take advantage of picking-up meals from restaurants, to continue to negatively impact our revenues from purchase of our discount certificates, since they can only be redeemed when dining in the restaurants. In addition, our dining certificates are not accepted for payment by third-party platforms that facilitate ordering and delivery of food on-demand. As the COVID-19 pandemic appears to be abating, we expect an improvement in our revenues in fiscal 2023.

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

Going Concern

During the year ended December 31, 2022, we incurred a net loss of $1,278,524, utilized cash in operations of $1,053,571, and had a stockholders’ deficiency of $3,049,017 as of December 31, 2022. At December 31, 2022, we had cash of $1,122,958 available to fund its operations, including expansion plans, and to service its debt.

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative operating cash flows during 2022 and 2021. We have financed our working capital requirements through borrowings from various sources and the sale of our equity securities.

Our operations have been significantly and negatively impacted by the COVID-19 pandemic. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. We expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital to fund its business activities and to ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary to continue to conduct operations. There is also significant uncertainty as to the effect that the coronavirus may have on the Company’s business plans and the amount and type of financing available to the Company in the future.

If the Company is unable to obtain the cash resources necessary to satisfy the Company’s ongoing cash requirements, the Company could be required to scale back its business activities or to discontinue its operations entirely.

Year ended December 31, 2022 compared to Year ended December 31, 2021

Results of Operations – Twelve months ended December 31, 2022, compared to twelve months ended December 31, 2021

Revenue

For the year ended December 31, 2022 and 2022, the Company’s operating revenues consisted of revenues generated by the Restaurant.com business.

For the years ended December 31, 2022 and 2021, disaggregated revenue by the Company’s divisions and type of revenue is presented below.

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Year Ended December 31, 2022
Business to consumer (B2C)	$704,586	$363,281	$198,519	$1,266,386
Business to business (B2B)	3,148,377	-	-	3,148,377
Other	29,832	-	-	29,832
Total	$3,882,795	$363,281	$198,519	$4,444,595

Year Ended December 31, 2021
Business to consumer (B2C)	$867,465	$375,261	$182,503	$1,425,229
Business to business (B2B)	1,861,795	-	-	1,861,795
Other	36,485	-	-	36,485
Total	$2,765,745	$375,261	$182,503	$3,323,509

Revenue for the year ended December 31, 2022, was $4,444,595, an increase of approximately $1,121,086 or 34%, as compared to $3,323,509 in the same period of the prior year. The increase in 2022 relates to an agreement we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started in May 2022 and ended in August 2022, and we earned $1,106,447 in revenues from this agreement during the year ended December 31, 2022.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues increased to $825,242 during the year ended December 31, 2022 as compared to $394,023 during the year ended December 31, 2021, as a result of our increase in revenue. During the year ended December 31, 2022 and 2021, our cost of revenues, as a percentage of revenue, was 19% and 8%, respectively. The increase in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the prior year period.

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

Selling, general and administrative expenses were $5,462,690 during the year ended December 31, 2022, as compared to $7,243,151 during the year ended December 31, 2021, a decrease of $1,780,461. The decrease was related mainly to a $1,939,031 decrease in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $158,570 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $184,795 and $624,000 during the year ended December 31, 2022 and 2021, respectively.

Write-off of Impaired Intangible Assets.

During the year ended December 31, 2022, the Company determined that certain intangible assets acquired in connection with the acquisition of the GameIQ business were impaired, resulting in a charge to operations of $258,714 at December 31, 2022. During the year ended December 31, 2021, the Company determined that certain intangible assets acquired in connection with the acquisition of the Restaurant.com business were impaired, resulting in a charge to operations of $570,030 at December 31, 2021.

Loss from Operations

For the year ended December 31, 2022, we incurred a loss from operations of $2,286,846, as compared to a loss from operations of $5,507,695 for the year ended December 31, 2021. The decrease in loss from operations was due to the increase in revenue and decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other income of $1,025,322 for the year ended December 31, 2022, as compared to other income of $516,472 for the year ended December 31, 2021. Other income for the year ended December 31, 2022, consisted of a gain on legal settlement of $69,000, a gain on vendor settlement of $28,600, a gain from the forgiveness of a government assistance loan of $1,025,535, offset by interest expense of $114,813. Other income for the year ended December 31, 2021, consisted of a gain from the forgiveness of a government assistance loan of $648,265, offset by financing costs of $7,500, and interest expense of $124,293.

Net Loss

We realized a net loss of $1,278,524 for the year ended December 31, 2022, as compared to realizing a net loss of $4,991,223 for the year ended December 31, 2021. The decrease in net loss is primarily due to a gain on forgiveness of government assistance notes payable, increased revenue and decreased operating expenses, as discussed above.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

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

Revenue Recognition

Revenue is recognized when, or as, control of a promised product transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales and use taxes. Revenue recognition is evaluated through the following five-step process:

(1)	identification of the agreement with a customer;
(2)	identification of the performance obligations in the agreement;
(3)	determination of the transaction price;
(4)	allocation of the transaction price to the performance obligations in the agreement; and
(5)	recognition of revenue when or as a performance obligation is satisfied.

The Company operates online websites that sell discounted restaurant coupons, travel and vacation packages, and other merchandise across a wide range of product categories, including, but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products, and collectibles. In addition, the Company also generates revenues based upon the number of times a third-party website(s) or products(s) are accessed or viewed by consumers from the Company’s website or platform.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 2 to the accompanying financial statements.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company recorded an operating loss of $2,286,846, used cash in operations of $1,053,571, and had a stockholders’ deficit of $3,049,017 at December 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

The ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2022, we had cash on hand in the amount of $1,122,958. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(1,053,571)	$(1,260,191)
Net cash provided by investing activities	12,805	-
Net cash provided by financing activities	233,399	2,589,940
Net increase (decrease) in cash	$(807,367)	$1,930,325

Operating Activities

Cash provided by or used in operating activities primarily consists of net loss adjusted for certain non-cash items, including amortization of intangible assets, impairment of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, and the effect of changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2022 was approximately $1,053,571 and consisted of a net loss of $1,278,524, adjustments for non-cash items, including amortization of intangible assets, gain on legal settlement, gain on forgiveness of government assistance notes payable, fair value of vested stock options, and the fair value of common stock and issued for directors, employees, and service providers, which in the aggregate total $(14,874), and $183,827 in changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2021 was $1,260,191 and consisted of a net loss of $4,991,223, adjustments for non-cash items, including amortization of intangible assets, gain on forgiveness of government assistance notes payable, and the fair value of common stock issued for directors, employees, and service providers, which in the aggregate total approximately $3,155,142, and approximately $575,890 in changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 was $12,805 and was cash received on the acquisition of GameIQ. The Company had no investing activities for the year ended December 31, 2021.

Financing Activities

For the year ended December 31, 2022, cash provided by financing activities was $233,399, which was from proceeds received of $250,000 the sale of common stock, less $13,136 of principal payments on our acquisition notes payable, and $3,465 in principal payments on our note payable – government assistance loans. For the year ended December 31, 2021, cash provided by financing activities was $2,589,940, and included net proceeds of $1,958,466 received from the sale of common stock, and $1,375,535 in proceeds from government assistance loans, offset by the repayment of $303,147 of bridge notes payable, repayment of $400,000 of convertible notes payable, and repayment of $40,914 of acquisition obligations.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at December 31, 2022 and December 31, 2021:

	December 31	December 31,
	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	17,137	11,537
Total principal and accrued interest	$37,137	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At December 31, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $17,137 and $11,537, respectively. As of December 31, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 24,758 shares of the Company’s common stock.

Acquisition Notes Payable

Acquisition notes payable consists of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021

GameIQ acquisition note payable	$127,778	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,627,778	1,500,000
Accrued interest	252,194	162,300
Total principal and accrued interest	1,879,972	1,662,300
Less current portion	(1,798,478)	-
Non-current portion	$81,494	$1,662,300

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

During the year ended December 31, 2022, the Company made principal payments of $13,136. As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $687.

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

As of December 31, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $251,507 and $162,300 respectively.

On March 1, 2023, the principal and interest balance of approximately $1,770,000, was converted into 554,859 shares of the Company’s common stock, and the note was retired.

Government Assistance Notes Payable

Government Assistance Notes Payable consists of the following at December 31, 2022, and December 31, 2021:

	December 31,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	661,035	650,000
Total principal balance	661,035	1,675,535
Accrued interest	45,541	25,321
Total principal and accrued interest	706,576	1,700,856
Less current portion	(15,217)	(11,115)
Non-current portion	$691,359	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the year ended December 31, 2022.

Economic Injury Disaster Loans (EIDL):

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 21, 2020, the Company received an additional $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ (see Note 3).

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. During the year ended December 31, 2022, the Company made principal payments of $3,465. As of December 31, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $661,035 and accrued interest payable of $45,541 and $25,321 respectively.

Off-Balance Sheet Arrangements

At December 31, 2022 and December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

RDE, Inc.

Arlington Heights, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RDE, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative operating cash flows since inception and has a stockholders’ deficiency at December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 7, 2023

RDE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$1,122,958	$1,930,325
Accounts receivable	209,808	118,100
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	102,193	153,374
Total current assets	1,522,196	2,289,036

Operating lease right of use asset, net	52,608	219,739
Total assets	$1,574,804	$2,508,775

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,206,615	$976,605
Accrued expenses	516,882	704,715
Deferred revenue	217,311	230,405
Government assistance notes payable, current portion	15,217	11,115
Operating lease liability, current portion	59,328	110,499
Convertible debt assumed upon reverse merger, including accrued interest of $17,887 and $11,537 at December 31, 2022 and December 31, 2021, respectively	37,137	31,537
Acquisition notes payable, current portion, including accrued interest of $251,507 at December 31, 2022	1,798,478	-
Total current liabilities	3,850,968	2,064,876

Operating lease liability, net of current portion	-	111,597
Acquisition notes payable, including accrued interest of $687 and $162,300 at December 31, 2022 and December 31, 2021, respectively	81,494	1,662,300
Government assistance notes payable, including accrued interest of $45,541 and $25,321 at December 31, 2022 and December 31, 2021, respectively, net of current portion	691,359	1,689,741
Total liabilities	4,623,821	5,528,514

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.001 par value, 750,000,000 shares authorized; 14,152,378 and 12,879,428 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	14,153	12,880
Additional paid-in-capital	58,123,246	56,875,273
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(61,569,759)	(60,291,235)
Total stockholders’ deficiency	(3,049,017)	(3,019,739)

Total liabilities and stockholders’ deficiency	$1,574,804	$2,508,775

The accompanying notes are integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021

Revenues	$4,444,595	$3,323,509

Operating expenses:
Costs of revenues	825,242	394,023
Selling, general and administrative expenses	5,462,690	7,243,151
Amortization of intangible assets	184,795	624,000
Write-off of impaired intangible assets	258,714	570,030
Total operating expenses	6,731,441	8,831,204

Loss from operations	(2,286,846)	(5,507,695)

Other income (expense):
Interest expense	(114,813)	(124,293)
Financing costs	-	(7,500)
Gain on legal settlement	69,000	-
Gain on vendor settlement	28,600	-
Gain from forgiveness of government assistance note payable	1,025,535	648,265
Total other (income) expense, net	1,008,322	516,472

Net loss	$(1,278,524)	$(4,991,223)

Net loss per share – basic and diluted	$(0.09)	$(0.41)

Weighted average common shares outstanding – basic and diluted	13,774,292	12,277,922

The accompanying notes are integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2020	-	$-	11,217,324	$11,218	383,343	$383,343	$52,300,092	$(55,300,012)	$(2,605,359)

Fair value of vested options							437,877		437,877

Issuance of common stock for service	-	-	845,758	846	-	-	2,163,154		2,164,000

Issuance of common stock for note payable extension			3,000	3			7,497		7,500

Issuance of common stock for legal settlement			8,000	8			8,992		9,000

Proceeds from issuance of common stock, net of offering costs	-	-	805,346	805	-	-	1,957,661		1,958,466

Net loss	-	-	-	-	-	-	-	(4,991,223)	(4,991,223)
Balance, December 31, 2021	-	-	12,879,428	12,880	383,343	383,343	56,875,273	(60,291,235)	(3,019,739)

Fair value of vested options			-	-			156,718		156,718

Issuance of common stock to directors for services	-	-	240,000	240	-	-	219,760		220,000

Fair value of vested restricted stock units for employees			83,833	84			55,536		55,620

Issuance of common stock for services	-	-	223,117	223	-	-	230,285		230,508

Issuance of common stock for vendor balance	-	-	26,000	26			36,374		36,400

Issuance of common stock for cash	-	-	100,000	100	-	-	249,900		250,000

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net loss	-	-	-	-	-	-	-	(1,278,524)	(1,278,524)
Balance, December 31, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,123,246	$(61,569,759)	$(3,049,017)

The accompanying notes are integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,278,524)	$(4,991,223)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	184,795	624,000
Impairment of intangible assets	258,714	570,030
Financing costs	-	7,500
Fair value of vested options	156,718	437,877
Fair value of vested restricted stock units to employees	55,620	-
Fair value of vested restricted stock units to directors	220,000	-
Fair value of common stock issued for services	230,508	2,164,000
Gain from vendor settlement	(28,600)	-
Gain on legal settlement	(69,000)	-
Gain from forgiveness of government assistance note payable	(1,025,535)	(648,265)
Change in right of use assets	113,332	112,876
Changes in operating assets and liabilities:
Accounts receivable	(91,708)	179,307
Prepaid expenses and other current assets	51,181	(35,178)
Accounts payable	295,009	(240)
Accrued expenses	(118,833)	183,028
Deferred revenue	(13,094)	230,405
Accrued interest payable	114,815	84,547
Accrued payroll and advances – related party	-	(78,000)
Operating lease liability	(108,969)	(100,855)
Net cash used in operating activities	(1,053,571)	(1,260,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	12,805	-
Net cash provided by investing activities	12,805	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition notes payable	(13,136)	-
Repayment of notes payable – government assistance loans	(3,465)	-
Repayment of bridge note payable	-	(303,147)
Repayment of convertible notes payable	-	(400,000)
Repayment of acquisition obligation	-	(40,914)
Proceeds from notes payable – government assistance loans	-	1,375,535
Proceeds from offering	250,000	1,958,466
Net cash provided by financing activities	233,399	2,589,940

Net increase (decrease) in cash and cash equivalents	(807,367)	1,329,749
Cash and cash equivalents beginning of period	1,930,325	600,576
Cash and cash equivalents end of period	$1,122,958	$1,930,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,070	$39,746
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquired software and technology from acquisition of GameIQ	$443,509	$-
Fair value of common shares issued on acquisition of GameIQ	$300,000	$-
Notes payable issued from acquisition of GameIQ	$140,914	$-
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$15,400	$-
Fair value of common shares issued in settlement of vendor payable	$36,400	$-
Termination of operating lease right of use asset and lease liability	$53,799	$-

The accompanying notes are integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

1. Organization and Basis of Presentation

On March 1, 2020, RDE, Inc. (“RDE”) (formerly known as uBid Holdings, Inc.), a Delaware corporation, including its wholly-owned Delaware operating subsidiary, Restaurant.com, Inc. (collectively, the “Company”), completed an asset purchase agreement with Restaurant.com, Inc., an unrelated Delaware corporation, which was an entity engaged in the business of online marketing for participating restaurants throughout the United States (see Note 3). Accordingly, commencing March 1, 2020, the Company, through Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses and communities with dining and merchant deal options throughout the United States. Unless the context indicates otherwise, “Restaurant.com” refers to the Company’s wholly-owned Delaware operating subsidiary.

On September 25, 2020, the Company changed its name from uBid Holdings, Inc. to RDE, Inc. and the Company’s trading symbol was changed from UBID to RSTN to reflect the Company’s new name and new focus on the Restaurant.com business.

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

Going Concern

During the year ended December 31, 2022, the Company incurred a net loss of $1,278,524, utilized cash in operations of $1,053,571, and had a stockholders’ deficiency of $3,049,017 as of December 31, 2022. At December 31, 2022, the Company had cash of $1,122,958 available to fund its operations, including expansion plans, and to service its debt. The Company anticipates its cash balance will last until approximately November 2023.

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced operating losses and negative operating cash flows during 2022 and 2021. The Company has financed its working capital requirements through borrowings from various sources and the sale of its equity securities.

The Company’s operations have been significantly and negatively impacted by the COVID-19 pandemic. Due to the uncertain and rapidly evolving nature of current conditions around the world, the Company is unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. The Company expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be for an extended period of time.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital to fund its business activities and to ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary to continue to conduct operations. There is also significant uncertainty as to the effect that the coronavirus may have on the Company’s business plans and the amount and type of financing available to the Company in the future.

If the Company is unable to obtain the cash resources necessary to satisfy the Company’s ongoing cash requirements, the Company could be required to scale back its business activities or to discontinue its operations entirely.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of the Company’s wholly-owned operating subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, impairment of goodwill and finite-lived intangible assets, and the realization of deferred tax assets.

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

The three levels of the fair value hierarchy are as follows:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2	Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Goodwill

The Company reviews the recoverability of the carrying value of goodwill at least annually at fiscal year-end, or whenever events or circumstances indicate a potential impairment. Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. Goodwill was recorded in 2021 as a result of the March 1, 2020 Restaurant.com, Inc. transaction. At December 31, 2021, management conducted an evaluation of the recoverability of the carrying value of goodwill and determined that it had been impaired, which resulted in a charge to operations of $334,000 at such date.

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

The Company review’s all finite-lived intangible assets for impairment at least annually at fiscal year-end, or whenever events or circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The intangible assets were recorded as a result of the January 2022 and March 2020 GameIQ and Restaurant.com, Inc. transactions, respectively. At December 31, 2022 and 2021, management conducted an evaluation of the recoverability of the carrying value of finite-lived intangible assets and determined that they had been impaired, which resulted in a charge to operations of $258,714 and $236,030, accordingly.

Revenue Recognition

Revenue is recognized when, or as, control of a promised product transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products. Revenue excludes taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including sales and use taxes. Revenue recognition is evaluated through the following five-step process:

(1)	identification of the agreement with a customer;
(2)	identification of the performance obligations in the agreement;
(3)	determination of the transaction price;
(4)	allocation of the transaction price to the performance obligations in the agreement; and,
(5)	recognition of revenue when or as a performance obligation is satisfied.

The Company operates online websites that sell discounted restaurant coupons, travel and vacation packages, and other merchandise across a wide range of product categories, including, but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products, and collectibles. In addition, the Company also generates revenues based upon the number of times a third-party website(s) or products(s) are accessed or viewed by consumers from the Company’s website or platform.

Sale of Restaurant Coupons

The Company derives its revenue from transactions in which it sells discount certificates for restaurants on behalf of third-party restaurants. Approximately 9 to 13 days each month the Company emails its customers offers for restaurant discounts based on location and personal preferences. Consumers also access deals offered by the Company directly through the Company’s websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a restaurant. The Company recognizes revenue on a gross basis upon sale and collection of the restaurant coupons from customers. The Company has no further commitment or obligation to third-party restaurants or the coupon purchasers upon the sale of restaurant coupons and no amounts are due to the third-party restaurants for these sales. Sale of restaurant coupons are generally non-refundable. On an infrequent case-by-case basis, the Company will accept customer’s request to transfer a restaurant coupon from one third-party restaurant to another (for example, upon the closure of a restaurant).

Promotional Gift Card Revenue

The Company sells Restaurant.com promotional gift cards which can only be used to redeem for restaurant coupons offered by the Company on its website. Based on the Company’s historical redemption rates of its promotional gift cards, a portion of the sale of gift card revenue is recorded as deferred revenue liability at the time of sale and recognized as revenue in future periods based on historical redemption trend rates, but no longer than 24 months from the date of sale. The Company continues to review historical promotional gift card redemption information and considers any changes in redemption patterns to assess when revenue is realized. Future redemption rates may be different than our historical experience and subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience, our deferred revenue and results of operations could be materially impacted.

Sale of Travel, Vacation and Merchandise

The Company also derives revenue from transactions in which it sells complementary entertainment and travel offerings and consumer products on behalf of third-party merchants. Additional deals include discounted pricing at theaters, movies or other merchants. Customers purchase restaurant deals from the Company and redeem them with the Company’s merchant partners. Approximately 9 to 13 days each month the Company emails its customers offers for discounted experiences and products based on location and personal preferences. Consumers also access the Company’s deals directly through the Company’s websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of the Company’s websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by the Company to its partners.

Advertising Revenues

The Company also has agreements with selected third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website. The Company generates revenues based upon the number of times the third-party website(s) or product(s) are accessed or viewed by consumers from the Company’s platform or website. Revenue is recognized when its determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners.

For the years ended December 31, 2022 and 2021, disaggregated revenue by the Company’s divisions and type of revenue is presented below.

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Year Ended December 31, 2022
Business to consumer (B2C)	$704,586	$363,281	$198,519	$1,266,386
Business to business (B2B)	3,148,377	-	-	3,148,377
Other	29,832	-	-	29,832
Total	$3,882,795	$363,281	$198,519	$4,444,595

Year Ended December 31, 2021
Business to consumer (B2C)	$867,465	$375,261	$182,503	$1,425,229
Business to business (B2B)	1,861,795	-	-	1,861,795
Other	36,485	-	-	36,485
Total	$2,765,745	$375,261	$182,503	$3,323,509

Costs of Revenues

Costs of revenues represents the costs incurred to generate Restaurant.com revenues and consists primarily of transaction fees and costs.

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the years ended December 31, 2022 and 2021, advertising costs were $485,531 and $601,941, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable as a result of the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates with respect to their collectability are recorded. The remaining accounts receivable balances are then grouped into categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. There was no allowance for doubtful accounts recognized as of December 31, 2022 and 2021.

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

At December 31, 2022 and 2021, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2022	2021

Convertible notes payable	24,758	19,286
Common stock issuable	383,343	383,343
Common stock warrants	-	20,667
Common stock options	648,116	187,116
Total	1,056,217	610,412

The issuable and potentially issuable shares as summarized above do not include any shares that may be issuable upon the conversion of an unsecured promissory note in the principal amount of $1,500,000 that matures on March 1, 2023 (see Note 7), as such promissory note is convertible at the option of the Company into common shares at a price to be determined on the date of conversion. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the years ended December 31, 2022 and 2021, and thus such shares would have been excluded from the calculation of net loss per share.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2022 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Company is currently delinquent with respect to certain of its U.S. federal and state income tax filings.

Cash

The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in financial institutions in excess of FDIC insurance limits of $250,000. The Company has not experienced any losses to date resulting from this practice.

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

3. Acquisitions

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

The following allocation of the purchase price was determined by the Company’s management. The Company determined that the entire purchase price be allocated to acquired software and technology. The following table summarizes the assets acquired, liabilities assumed and the purchase price allocation:

Fair Value

Consideration paid:
Notes payable	$140,914
Government assistance note payable and accrued interest (EIDL)	15,400
Common stock (600,000 shares of common stock at $0.50 per share)	300,000
Total consideration paid	$456,314

Purchase price allocation
Acquired assets (cash)	$12,805
Acquired software and technology	443,509
Total purchase price	$456,314

The Company estimated that the recorded intangible assets had a two-year estimated life and are subject to amortization.

During the year ended December 31, 2022, the company recorded amortization expense of $184,795. As of December 31, 2022, management determined there was an of impairment of its remaining intangible assets and charged its operations $258,714 for the write off of intangible assets.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of GameIQ based on the historical financial statements of the Company and GameIQ. The unaudited pro forma statements of operations for the years ended December 31, 2022 and 2021 give effect to the transaction as if it had occurred on January 1, 2021.

	Years Ended December 31,
	2022	2021
	(Proforma, unaudited)	(Proforma, unaudited)

Revenues	$4,449,166	$3,358,162

Operating expenses
Direct cost of revenues	826,137	399,672
Selling, general and administrative expenses	5,480,156	7,536,523
Impairment of acquired software and technology	258,714	570,030
Amortization of intangible assets	221,755	845,755
Total operating expenses	6,786,762	9,351,980

Loss from operations	(2,337,596)	(5,993,818)

Other income
Other income	1,008,322	516,472
Total Other income	1,008,322	516,472

Net loss	$(1,329,274)	$(5,477,346)

Pursuant to the provisions of ASC 805, the following results of operations of GameIQ subsequent to the acquisitions are as follows:

March 1, 2022 to December 31, 2022
(unaudited)

Revenues	$12,514
Direct cost of revenues	(15,335)
Selling, general and administrative expense	(14,930)
Net loss	$(17,752)

These amounts were included in the accompanying Consolidated Statement of Operations.

4. Deposit with Credit Card Processor

The Company utilizes a third-party processor to serve as an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The Company was required to place a security deposit in order to secure the third-party services. The security deposit does not bear interest and is refundable upon termination of the agreement. The outstanding security deposit was $87,237 as of December 31, 2022 and December 31, 2021.

5. Right-of-Use Assets and Operating Lease Liabilities

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

In September 2020, Restaurant.com signed a lease for its office located in Arlington Heights, Illinois. The lease has a term of 36 months and an average base rent of approximately $7,600 per month. The Company recorded a right-of-use asset and lease liability of $257,909 based upon the present value of all lease payments and a corresponding lease liability of $257,909. In December 2022, the Company terminated its Arlington Heights, Illinois lease and recorded a reduction in a right-of-use asset and lease liability of $53,799.

Right-of-use asset activity consisted of the following during the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Balance, beginning of period	$219,739	$332,615
Additions	-	-
Terminations	(53,799)	-
Amortization	(113,332)	(112,876)
Balance, end of period	$52,608	$219,739

Liabilities under operating lease obligations activity consisted of the following during the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

Balance, beginning of period	$222,096	$322,951
Additions	-	-
Terminations	(53,799)	-
Lease payments	(108,969)	(100,855)
Balance, end of period	59,328	222,096
Less current portion	(59,328)	(110,499)
Non-current portion	$-	$111,597

Maturities of the Company’s operating lease liabilities are as follows as of December 31, 2022:

Year Ending December 31:	Amount
2023	$60,054
Less: Imputed interest	(726)
Total operating lease liability	$59,328

6. Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at December 31, 2022 and December 31, 2021:

	2022	2021

Total principal balance	$20,000	$20,000
Accrued interest	17,137	11,537
Total principal and accrued interest	$37,137	$31,537

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At December 31, 2022 and December 31, 2021, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $17,137 and $11,537, respectively. As of December 31, 2022, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 24,758 shares of the Company’s common stock.

7. Acquisition Notes Payable

Acquisition notes payable consists of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021

GameIQ acquisition note payable	$127,778	$-
Restaurant.com acquisition note payable	1,500,000	1,500,000
Total principal balance	1,627,778	1,500,000
Accrued interest	252,194	162,300
Total principal and accrued interest	1,879,972	1,662,300
Less current portion	(1,798,478)	-
Non-current portion	$81,494	$1,662,300

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

During the year ended December 31, 2022, the Company made principal payments of $13,136. As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688.

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

As of December 31, 2022 and December 31, 2021, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $251,507 and $162,300 respectively.

8. Government Assistance Notes Payable

Government Assistance Notes Payable consists of the following at December 31, 2022, and December 31, 2021:

	December 31,	December 31,
	2022	2021

Paycheck Protection Loan	$-	$1,025,535
Economic Injury/Disaster Loans	661,035	650,000
Total principal balance	661,035	1,675,535
Accrued interest	45,541	25,321
Total principal and accrued interest	706,576	1,700,856
Less current portion	(15,217)	(11,115)
Non-current portion	$691,359	$1,689,741

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

Effective February 28, 2022, the Company received formal notice that the note payable, including accrued interest of $9,743, was forgiven. As a result, the gain from the forgiveness of the government assistance notes payable aggregating $1,025,535 was recognized in the statement of operations during the year ended December 31, 2022.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. During the year ended December 31, 2022, the Company made principal payments of $3,465. As of December 31, 2022, and December 31, 2021, the note payable had a principal balance outstanding of $661,035 and accrued interest payable of $45,541 and $25,321 respectively.

9. Stockholders’ Deficiency

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2022 and 2021, the Company had 14,152,378 shares and 12,879,428 shares, respectively, of common stock issued, issuable and outstanding.

Common Stock Transactions

Issuance of Common Stock to Directors

During the year ended December 31, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $220,000 based upon its vesting term. As of December 31, 2022, the aggregate amount of unvested compensation related to this common stock was approximately $140,000 which will be recognized as an expense as the common shares vest in future periods through February 28, 2024.

Issuance of Restricted Stock to Employees

During the year ended December 31, 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250 or $0.50 per share. The share vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $55,620 based upon its vesting term. As of December 31, 2022, the aggregate amount of unvested compensation related to the restricted stock was approximately $19,630 which will be recognized as an expense as the restricted shares vest in future periods through February 28, 2024.

Issuance of Common Stock for Services

During the year ended December 31, 2022, the Company issued 223,117 shares of common stock with an aggregate value of $230,508 to consultants for services rendered.

During the year ended December 31, 2021, the Company issued 845,758 shares of common stock with an aggregate fair value of $2,164,000 to consultants for services rendered.

Issuance of Common Stock for Acquisition of GameIQ

During the year ended December 31, 2022, the Company issued 600,000 shares of common stock with a fair value of $300,000, or $0.50 per share, as partial consideration paid on the acquisition of GameIQ (see Note 3).

Issuance of Common Stock for Cash

During the year ended December 31, 2022, the Company received proceeds of $250,000, from the sale of 100,000 shares of common stock at a price of $2.50 per share.

During the year ended December 31, 2021, the Company received proceeds of $1,958,466, net of offering costs of $21,686, from the sale of 805,346 shares of common stock at an average price of $2.46 per share.

Issuance of Common Stock for Settlement of Vendor Balance

During the year ended December 31, 2022, the Company issued 26,000 shares of common stock valued at $36,400 to extinguishment a vendor payable balance of $65,000, and recorded a gain on vendor settlement of $28,600, which was included in other income in the statement of operations during the year ended December 31, 2022.

Issuance of Common Stock for Note Payable Extension

During the year ended December 31, 2021, the Company issued 3,000 shares of common stock valued at $7,500 to a noteholder as an extension fee.

Issuance of Common Stock for Legal Settlement

During the year ended December 31, 2021, the Company issued 8,000 shares of common stock with an aggregate fair value of $9,000 in a legal settlement.

Common Stock Warrants

A summary of common stock warrant activity for the years ended December 31, 2022 and 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at December 31, 2020	54,000	$8.07
Issued	-	-
Exercised	-	-
Expired	(33,333)	7.50
Warrants outstanding at December 31, 2021	20,667	9.00
Issued	-	-
Exercised	-	-
Expired	(20,667)	9.50
Warrants outstanding at December 31, 2022	-	$-

At December 31, 2022, the Company had no outstanding exercisable warrants.

10. Stock-Based Compensation

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors and consultants of the Company.

The fair value of a stock option award is calculated on the grant date using the Black-Scholes option-pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect as of the grant date. The expected dividend yield assumption is based on the Company’s expectation of dividend payouts and is assumed to be zero. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The fair market value of the common stock is determined by reference to the quoted market price of the common stock on the grant date.

For stock options requiring an assessment of value during the year ended December 31, 2022, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.81%
Expected dividend yield	0%
Expected volatility	270.00%
Expected life	4.5 years

For stock options requiring an assessment of value during the year ended December 31, 2021, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.89%
Expected dividend yield	0%
Expected volatility	309.92 % to 366.13%
Expected life	3 to 5 years

On February 28, 2022, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, approved options with a fair value of $243,000, exercisable into 461,000 shares to be issued to its employees. Of the 461,000 stock options issued, 60,000 stock options had an exercise price of $1.00 per share, with vesting of 33% on date of issuance, and then 33% on each subsequent anniversary date. The remaining 400,000 stock options had an exercise price of $1.50 per share, with 160,000 stock options vesting on March 1, 2022, and 10,000 stock options vesting each month thereafter beginning on April 1, 2022.

On January 27, 2021, the Company, the Company entered into an Advisory Agreement for consultation and advice with respect to procuring restaurants/chefs for the Restaurant.com business platform and other services and product deals. In connection with the agreement, the Company granted fully-vested stock options to purchase 100,000 shares of the Company’s common stock, exercisable for a period of three years from the date of grant at $3.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $287,883 ($2.88 per share), which was charged to operations on that date.

On March 15, 2021, the Company entered into an Advisory Agreement for service on the Company’s Advisor Board for a term of approximately two years. In connection with the agreement, the Company granted stock options to purchase 50,000 shares of the Company’s common stock, vesting 25,000 shares on the grant date and 25,000 shares on June 15, 2021, exercisable for a period of five years from the date of grant at $2.50 per share. The fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $149,994 ($3.00 per share), of which $74,997 was attributable to the stock options fully-vested on March 21, 2021 and was therefore charged to operations on that date. The remaining unvested portion of the fair value of the stock options was charged to operations ratably from March 16, 2021 through June 15, 2021. During the year ended December 31, 2021, the Company recorded a charge to operations of $149,994, with respect to these stock options.

A summary of stock option activity for the years ended December 31, 2022 and 2021 is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Stock options outstanding at December 31, 2020	37,116	50.93
Granted	150,000	2.83
Exercised	-	-
Expired or forfeited	-	-
Stock options outstanding at December 31, 2021	187,116	12.38
Granted	461,000	1.43
Exercised	-	-
Expired or forfeited	-	-
Stock options outstanding at December 31, 2022	648,116	$4.59
Stock options exercisable at December 31, 2022	472,291	$5.77

During the year ended December 31, 2022 and 2021, the Company recognized $156,718 and $437,877 of compensation expense relating to vested stock options. As of December 31, 2022, the aggregate amount of unvested compensation related to stock options was approximately $86,303 which will be recognized as an expense as the options vest in future periods through February 28, 2024.

The weighted average remaining contractual life of common stock options outstanding and exercisable at December 31, 2022 was 6.32 years. Based on a fair market value of $1.42 per share on December 31, 2022, the intrinsic value attributed to exercisable but unexercised common stock options was $36,995 at December 31, 2022.

The exercise prices of common stock options outstanding and exercisable at December 31, 2022 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.00	61,000	35,179
$1.05	32,000	32,000
$1.50	400,000	250,000
$2.50	50,000	50,000
$3.00	100,000	100,000
$363.17	5,116	5,116
	648,116	472,291

11. Commitments and Contingencies

Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition, other than the following.

On April 17, 2019, a lawsuit was filed by Dupree Productions, LLC against uBid Holdings, Inc. and Ketan Thakker (Case No. L2019000436) in the Circuit Court of DuPage County, Illinois, alleging that a Partial Equity Payment Agreement dated August 1, 2016, which was intended to compensate services in the amount of $60,000 in return for shares of uBid common stock, was inadequate to compensate for the alleged higher value of advertising and endorsement services of approximately $195,000. The case was dismissed on the basis that there was a binding arbitration clause in the Partial Equity Payment Agreement. On February 3, 2021, the arbitrator awarded DuPree Productions $195,000, and $24,000 in attorneys’ fees, which was included in accrued expenses in the consolidated balance sheets as of December 31, 2021. The Company filed an appeal of the arbitrator’s award. On January 28, 2022, a final settlement of $150,000 was reached, which was paid on May 9, 2022. Since final settlement was $69,000 less than the amount accrued by the Company, a gain on legal settlement of $69,000 was recognized in the statements of operations during the year ended December 31, 2022.

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	December 31,
	2022	2021
Net operating loss carryforwards	$11,779,000	$10,483,000
Valuation allowance	(11,779,000)	(10,483,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

U. S. federal statutory tax rate	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%
Tax-exempt Paycheck Protection Loan forgiveness	(17.0)%	(2.7)%
Change in valuation allowance	44.0%	29.7%
Effective tax rate	0.0%	0.0%

At December 31, 2022, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $39,700,000 federal net operating losses, if not utilized earlier, will begin to expire in the year ending December 31, 2030, subject to Internal Revenue Service limitations, including change in ownership regulations.

13. Subsequent Events

On March 1, 2023, the principal and interest balance of approximately $1,770,000 for the Restaurant.com acquisition note payable (see Note 7), was converted into 554,859 shares of the Company’s common stock, and the note was retired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is certain information regarding our executive officers and directors. Each of the directors listed below was elected to our board of directors to serve until our next annual meeting of stockholders or until his or her successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors. The following table sets forth information regarding the members of our board of directors and our executive officers:

Name	Age	Position
Ketan Thakker	54	Chief Executive Officer; President and Chairman
Aaron Horowitz	58	President of Restaurant.com
Tim Miller	57	Vice President, Enterprise B2B Sales of Restaurant.com
Balazs Wellisch	52	Chief Technology Officer of Restaurant.com
Lisa Nason	43	Director of Marketing of Restaurant.com
Kevin Harrington	64	Director
M. Scot Wingo	51	Director
Paul K. Danner	63	Director

Business Experience

The following is a brief overview of the business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Ketan Thakker has been our Chairman, President and Chief Executive Officer since August 2014. He joined our company as Chief Financial Officer in July 2013, leading our restructuring, and was promoted the following year. Mr. Thakker is an entrepreneurial leader with more than 20 years in finance and operations. He has significant hands-on experience in building and growing new and existing businesses in the online space. He founded and served as President of TripRental.com and TripRental Software, an online listing site for vacation rental properties, from March 2011 to June 2013. He previously served as the Chief Financial Officer for Apartments.com, a Classified Ventures Company from 2006 to 2011. Mr. Thakker also held leadership roles in financial management at Abbott Laboratories and Baxter International Inc. Mr. Thakker received an M.B.A. from Northwestern University’s Kellogg School of Management and is an accredited certified public accountant (inactive).

As the Chairman, President and Chief Executive Officer, Mr. Thakker leads the Board and guides our company. Mr. Thakker brings extensive e-commerce industry knowledge of the company and a deep background in technology growth companies, mergers and acquisitions and capital market activities, making him well qualified as a member of the Board. His service as Chairman, President and Chief Executive Officer creates a critical link between management and the Board.

Aaron Horowitz has been President of Restaurant.com since 2017. He joined Restaurant.com in 2010 as General Counsel. Prior to joining Restaurant.com, Mr. Horowitz served as General Counsel at Cosmetique. Mr. Horowitz received his B.A. from University of Michigan in 1985 and his Juris Doctor from the University of Chicago Law School in 1988.

Tim Miller joined Restaurant.com and the B2B division since its inception in 2004. Before joining Restaurant.com, Mr. Miller was with Gordon Flesch Company, a leading National Cannon dealership for 15 years in sales and management. He graduated from Eastern Illinois University in 1988 with a B.A. in Political Science.

Balazs Wellisch joined Restaurant.com in February 2022 following our acquisition of GameIQ acquisition. He is responsible for the strategy, formulation, development and delivery of Restaurant.com’s product portfolio as well as the operation of the company’s IT infrastructure. Mr. Wellisch has more than 25 years of experience leading high-performing organizations and driving modern technology development and adoption for global organizations. From November 2014 to February 2022, he served as founder and CEO GameIQ. From March 2002 to September 2009 Mr. Wellisch was President and CEO of Solana Consulting, a company providing e-business management solutions to companies worldwide. From March 2000 to February 2002 Mr. Wellisch was Vice President of Engineering at Eriss Corp., a company providing dynamic internet application services to government workforce boards, cities, counties, states and commercial service providers, and from September 1997 to February 2000 he served as Chief Technology Officer of Digital Trends, a managed high growth applications services company delivering e-commerce solutions. Mr. Wellisch graduated from San Diego State University with a degree in Computer Science.

Lisa Nason joined Restaurant.com in May 2011. Ms. Nason is responsible for leading the marketing, creative and analytics teams to coordinate and expand the company’s marketing across B2C and B2B platforms. Prior to joining Restaurant.com, Ms. Nason served as a project lead providing analytics and consulting services at Allant Group from January 2003 to April 2011 to a variety of companies and developed 32 business models to measure the effectiveness of different marketing campaigns and from January 2000 to January 2003 was a consulting analyst at NDCHealth engaging in the analysis of data to respond to complex sales and marketing business questions. Ms. Nason graduated from Marquette University with a Bachelor of Science in Mathematics and received her Master of Science in Applied Mathematics from Roosevelt University.

Kevin Harrington was appointed as a director of our Company on February 13, 2019, following the closing of the SkyAuction Merger. Mr. Harrington has almost 40 years’ experience in product introduction and direct marketing, being one of the first to market products through infomercials in 1984. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc. and, since November 2015, Chief Executive Officer of KBHJJ, LLC, each privately held consulting firms controlled by him. A serial entrepreneur, Mr. Harrington appeared as one of the original panelists on the ABC television program, “Shark Tank,” from 2009 to 2011. He currently serves as a director of Celsius Corp., a developer of calorie-burning fitness beverages, since March 2013, Emergent Health Corp., a developer of nutritional products, since December 2014, and Redwood Scientific Technologies, Inc., a marketer of consumer homeopathic drugs and supplements, since April 2015. He also serves on the Advisory Board of Good Gaming, Inc., an eSports tournament gaming platform, since March 2016, and was formerly the Chairman of the Board of As Seen On TV, Inc., a public company that focuses on marketing products through infomercials and other direct marketing, from May 2010 to April 2014. Mr. Harrington is the author of “Act Now! How to Turn Ideas into Million-Dollar Products,” which chronicles his life and experiences in the direct response industry. Mr. Harrington is a co-founder of two global networking associations, the Entrepreneur’s Organization (formerly the Young Entrepreneurs Organization) in 1997, and the Electronic Retailing Association in 2000. Mr. Harrington’s in-depth knowledge of the e-commerce market and the broad range of companies in the industry make him well qualified as a member of the Board. He also brings transactional expertise in mergers and acquisitions and capital markets.

M. Scot Wingo was appointed as a director of our Company on February 13, 2019, following the closing of the SkyAuction Merger. Mr. Wingo is a co-founder of ChannelAdvisor Corporation (NYSE) and has served as chairman of its board of directors since its inception in 2001, as its executive chairman since May 2015 and as its chief executive officer from 2001 until May 2015. Mr. Wingo is a co-founder of, and since July 2016 has served as the chief executive officer of, Get Spiffy, Inc., an on-demand car cleaning technology and services company. Prior to founding ChannelAdvisor, he served as general manager of GoTo Auctions, chief executive officer and co-founder of AuctionRover.com, which was acquired by GoTo.com, and as chief executive officer and co-founder of Stingray Software, which was acquired by RogueWave. He has appeared on CNBC, The Today Show and contributed thought leadership to the WSJ, New York Times, Washington Post, Bloomberg/Business Week, LA Times, AP, Reuters and many other publications. Mr. Wingo regularly speaks about e-commerce and on-demand topics at IRCE (internet Retailer Conference and Exhibition), NRF’s/shop.org Digital Summit, NRF’s Big Show, Shoptalk, NPD Idea, Bronto Summit, ChannelAdvisor Catalyst and many e-commerce/retail-oriented Wall Street conferences. Mr. Wingo has received numerous awards including Ernst and Young’s Entrepreneur of the Year and Triangle Business Journal’s Businessperson of the Year. Mr. Wingo received a B.S. degree in Computer Engineering from the University of South Carolina and an M.S. degree in Computer Engineering from North Carolina State University. The Board of Directors believes that Mr. Wingo’s reputation as a thought leader in the e-commerce industry, transactional expertise in mergers and acquisitions and capital markets and his business experience in founding and overseeing the growth of software companies makes him well qualified to be a member of the Board.

Paul K. Danner joined our Board of Directors on February 13, 2019, following the SkyAuction Merger. He is currently serving as the Chief Executive Officer of Pepex Biomedical, Inc. From 2016 to 2018, he was Chairman & Chief Executive Officer of Alliance MMA, Inc., Nasdaq-listed sports promotion and media firm. Formerly, Mr. Danner was the Managing Director of Destiny Partners Worldwide, a global organizational management and business operations consultancy since 2006. From 2008 to 2010, Mr. Danner was also the Chief Executive Officer of Shanghai-based China Crescent Enterprises, a fully-reporting OTCBB-listed information technologies company which operated primarily in Asia. Previously, he served as Chairman & Chief Executive Officer of Paragon Financial Corporation, a Nasdaq-listed financial services firm, from 2002 to 2006. From January 1998 to 2001 Mr. Danner was employed in various roles at MyTurn.com, Inc., a Nasdaq-listed information technologies company, including as Chief Executive Officer. From 1996 to 1997, Mr. Danner was the Managing Partner of Technology Ventures, a business consultancy firm. From 1985 to 1996 he held executive-level and sales & marketing positions with a number of Fortune-100 technology companies including NEC Technologies and Control Data Corporation. Mr. Danner served as a Naval Aviator flying the F-14 Tomcat, and subsequently as an Aerospace Engineering Duty Officer supporting the Naval Air Systems Command, for eight years on active duty plus 22 years with the reserve component of the United States Navy. He retired from the Navy in 2009 with the rank of Captain. Mr. Danner received his BS in Business Finance from Colorado State University and holds an MBA in Marketing from the Strome College of Business at Old Dominion University.

Board of Directors and Corporate Governance

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies as set forth above. With regard to Mr. Thakker, the Board considered his day-to-day operational leadership of our company and in-depth knowledge of our business. In the case of Messrs. Wingo, Danner and Harrington, the Board has considered their extensive experience in corporate management that will assist our corporate governance.

The Board of Directors periodically reviews relationships that directors have with our company to determine whether the directors are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the Board of Directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

The Board of Directors has determined that, of our directors, Messrs. Wingo, Danner and Harrington are independent within the meaning of the Nasdaq Marketplace Rules cited above, and that Paul Danner We believe Paul Danner is also an audit committee financial expert as that term is defined by listing standards of the national securities exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 under the Securities Exchange Act of 1934.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Family Relationships and Other Arrangements

There are no family relationships among any of our directors or executive officers.

None of our directors or executive officers was selected to serve in their respective roles pursuant to any arrangement or understanding between such director or executive officer and any person.

Committees of the Board of Directors

Currently, our Board of Directors acts as audit, nominating, corporate governance and compensation committees. Until such time as we add more members to the Board, the entire Board will determine all matters and no committees have been formed. We intend to appoint persons to the board of directors and committees of the board of directors as required to meet the corporate governance requirements of a national securities exchange, although we are not required to comply with these requirements until we are listed on a national securities exchange. We intend to appoint directors in the future so that we have a majority of our directors who will be independent directors, and of which at least one director will qualify as an “audit committee financial expert,” prior to a listing on a national securities exchange.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Capital Market and the SEC. We have posted a copy of our code of ethics on our website and intend to post amendments to this code, or any waivers of its requirements, as well.

Conflicts of Interest

We comply with applicable state law with respect to transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors. We expect to have at least three independent directors serving on the Board of Directors and intend to maintain a Board of Directors consisting of a majority of independent directors.

Indemnification of Directors and Executive Officers

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. Below is a summary of the circumstances in which such indemnification is provided.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interests; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he or she was a party, he or she is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he or she is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our certificate of incorporation, by-laws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

Our second amended and restated bylaws include an indemnification provision under which we have the power to indemnify our directors, officers, former directors and officers, employees and other agents (including heirs and personal representatives) against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which a director or officer is made a party by reason of being or having been a director or officer of the Company. Our bylaws further provide for the advancement of all expenses incurred in connection with a proceeding upon receipt of an undertaking by or on behalf of such person to repay such amounts if it is determined that the party is not entitled to be indemnified under our bylaws. No advance will be made by the Company to a party if it is determined that the party acting in bad faith. These indemnification rights are contractual, and as such will continue as to a person who has ceased to be a director, officer, employee or other agent, and will inure to the benefit of the heirs, executors and administrators of such a person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of RDE, Inc during the years ended December 31, 2022 and 2021; and (ii) each other individual who served as an executive officer of RDE, Inc. at the conclusion of the years ended December 31, 2022 and 2021 and who received more than $100,000 in the form of salary and bonus during such year. For purposes of this report, these individuals are collectively the “named executive officers” of our Company.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Ketan Thakker,	2022	$225,000	—	—	—	—	—	—	$225,000
Chairman, President and CEO	2021	$200,000	—	—	—	—	—	—	$200,000

Aaron Horowitz	2022	$150,000	—	52,500	—	—	—	—	$202,500
President and GC	2021	$150,000	—	—	—	—	—	—	$150,000

Tim Miller	2022	$312,695	—	22,750	—	—	—	—	$335,445
VP Sales	2021	$211,661	—	—	—	—	—	—	$211,661

Tim Mrazek	2022	$122,500	—	—	7,901	—	—	—	$122,500
VP Technology	2021	$103,469	—	—	—	—	—	—	$103,469

Employment and Advisory Agreements

Effective July 1, 2022, we entered into a new employment agreement with Ketan Thakker, our Chairman, President and Chief Executive Officer. The employment agreement provides that Mr. Thakker will receive a base salary during the first year of his employment agreement at an annual rate of $250,000 which base salary shall be increased to $400,000 in the event that either (i) the Company receives financing of at least $10,000,000 or (ii) at such time as our Board determines that the Company can afford to pay him such increased base salary. In addition, Mr. Thakker may be entitled to receive, at the discretion of our Board, a cash bonus based on the performance goals of our Company.

The employment agreement also provides for termination by us upon his death or disability (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of his obligations to us. In the event the employment agreement is terminated by us without cause, Mr. Thakker will be entitled to compensation for the balance of the term.

In the event of a change of control of our company, Mr. Thakker may terminate his employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of his employment agreement.

Mr. Thakker also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting Mr. Thakker from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

Equity Compensation Plan Information

On February 11, 2019, our Board of Directors and stockholders adopted our 2019 Stock Incentive Plan (the “2019 Plan”). The purpose of the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the Plan, we are authorized to issue up to 40,000,000 shares of common stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards.

Administration. The 2019 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2019 Plan and of any awards granted there under and to modify awards granted under the 2019 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2019 Plan without prior approval of the Company’s shareholders.

Eligibility. The 2019 Plan provides that awards may be granted to our employees, officers, directors and consultants or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2019 Plan.

Shares that are subject to issuance upon exercise of an option under the 2019 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2019 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2019 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2019 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2019 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company’s shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 125% of the fair market value of shares of the Company’s common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2019 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2019 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee’s employment at the original purchase price.

Amendment and Termination of the 2019 Plan. The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2019 Plan or amend the 2019 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2019 Plan in a manner that requires stockholder approval.

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2022.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares (#)	Market Value of Shares (2)
Balazs Wellisch	2/16/2022	210,000	190,000	$1.50	2/16/2032		$210,700
Tim Miller						45,000	$22,750
Aaron Horowitz						105,000	$52,500
Ketan Thakker						180,000	$90,000
Kevin Harrington						180,000	$90,000
M. Scot Wingo						180,000	$90,000
Paul K. Danner						180,000	$90,000

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”
(2)	This amount reflects the fair market value of our common stock of $0.50 per share as of February 28, 2022 (the determination of the fair market value by our board of directors as of the grant date) multiplied by the amount shown in the column for the number of shares that have been granted. .

2022 Director Compensation

Upon commencement of their Board membership on February 13, 2019, the nonexecutive members of the Board, Messrs. Harrington, Wingo and Danner, each received a grant of 20,000 restricted shares of our common stock of which 25% of the restricted stock grant (5,000 shares) vested upon acceptance of the offer to serve on our Board of Directors and 25% of the restricted stock grant (5,000 shares) will vest upon each of the three anniversaries of the acceptance date of the offer (February 13, 2019) provided that each Board member has served continuously as an advisor to the Company during such one year period, (ii) an annual cash allowance will be paid in equal quarterly amounts as follows: year 1 $5,000, year 2 $15,000 and year 3 an amount to be determined and (iii) each nonexecutive Board member who serves as a Chair of one of our Board Committees will receive an additional cash payment of $2,000 annually and each nonexecutive Board member who serves as a member of one of our Board Committees will receive an additional cash payment of $1,000 annually.

The following table sets forth information regarding compensation earned by or paid to our directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Ketan Thakker	0	90,000	0	90,000
Paul K. Danner	15,000	90,000	—	105,000
M. Scot Wingo	0	90,000	0	90,000
Kevin Harrington	0	90,000	0	90,000

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”
(2)	During the year ended December 31, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2022, , the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our named executive officers;

●	each current director; and

●	all of our current executive officers and directors as a group; and

There were 14,110,982 shares of our common stock outstanding on December 31, 2022. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2022, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Each person named in the table has sole voting and investment power and that person’s address is c/o RDE, Inc., 1500 West Shure Drive, Suite 200, Arlington Heights, IL 60004.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
5% Stockholders
Higher Proof L.L.C. (5)	907,581	6.2%

Named Executive Officers and Directors
Ketan Thakker (1)	2, 369,585	16.3%
Paul Danner III (2)	240,000	1.7%
Kevin Harrington(3)	240,000	1.7%
M. Scot Wingo (4)	240,500	1.7%
All executive officers and directors as a group (4 individuals)	3, 089,585	21.4%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no transactions since December 31, 2021 or any currently proposed transaction, in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last completed fiscal year. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Policies and Procedures for Related Party Transactions

We do not have a formal policy regarding approval of transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal year 2022 and 2021 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2022	December 31, 2021
Audit fees	$135,764	$94,900
Audit-related fees	-	-
Tax fees	3,932	10,400
All other fees	-	-
Total	$139,696	$105,300

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of October 23, 2018, by and between Incumaker, Inc. and the Company

3.1**	Certificate of Incorporation

3.2**	Amendment to Certificate of Incorporation

3.3**	Second Amended and Restated Bylaws

4.1**	Specimen Stock Certificate Evidencing the Shares of Common Stock

10.1†+	Executive Employment Agreement dated May 1, 2022 between RDE, Inc. and Ketan Thakker.

10.2**	Asset Purchase Agreement dated March 1, 2020 between the Company. and Restaurant.com, Inc.

10.5**	Agreement and Plan of Merger dated January 31, 2022 by and among RDE, Inc., GameIQ Acquisition Corp. and GameIQ, Inc.

10.6††	Agreement dated April 21, 2022 between the Company and T-Mobile USA, Inc.

14.1**	Code of Ethics

21**	Subsidiaries of RDE, Inc.

24.1†	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be filed by Amendment.

** Incorporated by reference to the Company’s Form 10-12G filed with the Commission on April 8, 2022.

+ Management contract or compensatory plan or arrangement.

† Filed herewith.

†† We have redacted specific provisions or terms of Exhibit 10.6 required to be filed by Item 601(b)(10) in accordance with Item 601(b)(10)(iv) on the basis that we customarily and actually treat such information as private or confidential and since the omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RDE, INC.

March 7, 2023	By:	/s/ Ketan Thakker
Ketan Thakker President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ketan Thakker as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive	March 7, 2023
Ketan Thakker	Officer) and Director

/s/ M. Scot Wingo	Director	March 7, 2023
M. Scot Wingo

/s/ Kevin Harrington	Director	March 7, 2023
Kevin Harrington

/s/ Paul K. Danner	Director	March 7, 2023
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	March 7, 2023
Ketan Thakker

