Form 10-Q
period 2023-03-31
RDE, Inc.
filed 2023-05-15
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 West Shure Drive, Suite 600

Arlington Heights, IL

60004

(Address of principal executive offices)

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	RSTN	OTC Market Groups Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 15,619,237 shares of common stock outstanding as of May 5, 2023.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$755,478	$1,122,958
Accounts receivable	115,395	209,808
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	152,432	102,193
Total current assets	1,110,542	1,522,196

Operating lease right of use asset, net	30,217	52,608
Total assets	$1,140,759	$1,574,804

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,315,531	$1,206,615
Accrued expenses	426,187	516,882
Deferred revenue	157,781	217,311
Government assistance notes payable, current portion	39,876	15,217
Operating lease liability	36,220	59,328
Convertible debt assumed upon reverse merger, including accrued interest of $17,887 and $17,137 at March 31, 2022 and December 31, 2022, respectively	37,887	37,137
Acquisition notes payable, current portion, including accrued interest of $0 and $251,507 at March 31, 2023 and December 31, 2022, respectively	34,066	1,798,478
Total current liabilities	2,047,548	3,850,968

Acquisition notes payable, including accrued interest of $433 and $687 at March 31, 2023 and December 31, 2022, respectively	81,470	81,494
Government assistance notes payable, including accrued interest of $45,615 and $45,541 at March 31, 2023 and December 31, 2022, respectively, net of current portion	663,013	691,359
Total liabilities	2,792,031	4,623,821

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value, 750,000,000 shares authorized; 14,707,237 and 14,152,378 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14,707	14,153
Additional paid-in-capital	59,945,353	58,123,246
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(61,994,675)	(61,569,759)
Total stockholders’ deficiency	(1,651,272)	(3,049,017)

Total liabilities and stockholders’ deficiency	$1,140,759	$1,574,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months ended March 31,
	2023	2022

Revenues	$811,711	$759,780

Operating expenses
Cost of revenues	94,877	100,565
Selling, general and administrative expenses	1,116,019	1,436,595
Amortization of intangible assets	-	18,480
Total operating expenses	1,210,896	1,555,640

Loss from operations	(399,185)	(795,860)

Other Income (Expense)
Interest	(25,731)	(26,594)
Gain on legal settlement	-	69,000
Gain from forgiveness of government assistance notes payable	-	1,025,535
Total other income (expense)	(25,731)	1,067,941

Net income (loss)	$(424,916)	$272,081

Net loss per share – basic	$(0.03)	$0.02
Net loss per share –diluted	$(0.03)	$0.02

Weighted average common shares outstanding – basic	14,343,496	13,197,637
Weighted average common shares outstanding – diluted	14,343,496	14,127,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,123,246	$(61,569,759)	$(3,049,017)

Fair value of vested options	-	-	-	-	-	-	18,494		18,494

Fair value of vested restricted stock units for directors	-	-	-	-	-	-	30,000		30,000

Fair value of vested restricted stock units for employees	-	-	-	-	-	-	4,167		4,167

Issuance of common stock on conversion of acquisition note	-	-	554,859	554	-	-	1,769,446		1,770,000

Net loss	-	-	-	-	-	-	-	(424,916)	(424,916)
Balance, March 31, 2023	-	$-	14,707,237	$14,707	383,343	$383,343	$59,945,353	$(61,994,675)	$(1,651,272)

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options	-	-	-	-	-		101,000		101,000

Issuance of common stock for employees	-	-	323,833	323	-	-	173,212		173,535

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net income	-	-	-	-	-	-	-	272,081	272,081
Balance, March 31, 2022	-	$-	13,803,261	$13,803	383,343	$383,343	$57,448,885	$(60,019,154)	$(2,173,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(424,916)	$272,081
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	-	18,480
Fair value of vested stock options	18,494	101,000
Fair value of common stock issued for board of directors	30,000	173,535
Fair value of common stock issued for employees	4,167	-
Gain on legal settlement	-	(69,000)
Gain on forgiveness of government assistance note payable	-	(1,025,535)
Change in right of use assets	22,391	26,927
Changes in operating assets and liabilities:
Accounts receivable	94,413	(3,949)
Prepaid expenses and other current assets	(50,239)	(43,227)
Accounts payable	108,914	117,426
Accrued expenses	(90,695)	13,080
Deferred revenue	(59,530)	(10,608)
Accrued interest payable	19,295	26,593
Operating lease liability	(23,108)	(28,159)
Net cash used in operating activities	(350,814)	(431,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	-	12,805
Net cash provided by financing activities	-	12,805

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of acquisition obligation	(12,905)	-
Repayment of notes payable - government assistance loans	(3,761)	-
Net cash used in financing activities	(16,666)	-

Net decrease in cash and cash equivalents	(367,480)	(418,551)
Cash and cash equivalents beginning of period	1,122,958	1,930,325
Cash and cash equivalents end of period	$755,478	$1,511,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of acquisition note principal and interest	$1,770,000	$-
Goodwill and intangible assets acquired from acquisition of GameIQ	$-	$443,509
Fair value of common shares issued on acquisition of GameIQ	$-	$300,000
Notes payable issued from acquisition of GameIQ	$-	$140,914
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$-	$15,400

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. Intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 7, 2023.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company recorded a net loss of $424,916 and used cash in operations of $350,814 and had a stockholders’ deficit of $1,651,272 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $755,478. Subsequent to March 31, 2023, the Company received net proceeds of approximately $1.88 million for the sale of 937,500 shares of common stock at $2.00 per share, as part of a private placement (see Note 10). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended March 31, 2023
Business to consumer (B2C)	$269,178	$60,270	$53,228	$382,676
Business to business (B2B)	429,035	-	-	429,035
Other	-	-	-	-
Total	$698,213	$60,270	$53,228	$811,711

Three Months Ended March 31, 2022
Business to consumer (B2C)	$197,238	$76,728	$48,831	$322,797
Business to business (B2B)	428,775	-	-	428,775
Other	8,208	-	-	8,208
Total	$634,221	$76,728	$48,831	$759,780

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

At March 31, 2023 and 2022, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2023	March 31, 2022
Convertible notes payable	25,258	19,286
Common stock issuable	383,343	-
Common stock warrants	-	20,667
Common stock options	648,116	648,116
Total	1,056,717	688,069

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

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the three months ended March 31, 2023 and 2022, advertising costs were $71,999 and $125,549, respectively.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowance for losses. ASU 2016-13 was effective beginning January 1, 2023 and early adoption is permitted. The Company adopted ASU 2016-13, and that adoption did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided by ASU 2021-08 prospectively to business combinations occurring on or after January 1, 2023. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts the guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of ASU 2021-08 did not have any impact on the Company’s consolidated financial statement presentation or disclosure.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Deposit with Credit Card Processor

The Company utilizes a third-party processor to serve as an end-to-end processor of credit and debit card and automated clearing house (“ACH”) payment transactions that focuses on processing omni-channel (internet, mobile, and point-of-sale) transactions and recurring billings for traditional retailers, government and utility, and service providers. The Company was required to place a security deposit in order to secure the third-party services. The security deposit does not bear interest and is refundable upon termination of the agreement. The outstanding security deposit was $87,237 as of March 31, 2023 and December 31, 2022.

4. Right-of-Use Assets and Operating Lease Liabilities

The Company leases certain corporate office spaces under an operating lease agreement. Lease assets are presented as operating lease right-of-use assets and the related liabilities are presented as lease liabilities in the Company’s consolidated balance sheets.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

As of December 31, 2022, the ROU assets were $52,608. During the three months ended March 31, 2023, the Company reflected a change in its ROU asset of $22,391, resulting in a ROU asset balance of $30,217 as of March 31, 2023.

As of December 31, 2022, operating lease liabilities were $59,328. During the three months ended March 31, 2023, the Company made lease payments of $23,108 towards its operating lease liability. As of March 31, 2023, ROU lease liabilities under operating leases totaled $36,220.

5. Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	17,887	17,137
Total principal and accrued interest	$37,887	$37,137

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At March 31, 2023 and December 31, 2022, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $17,887 and $17,137, respectively. As of March 31, 2023, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 25,258 shares of the Company’s common stock.

6. Acquisition Notes Payable

Acquisition notes payable consists of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

GameIQ acquisition note payable	$115,103	$127,778
Restaurant.com acquisition note payable	-	1,500,000
Total principal balance	115,103	1,627,778
Accrued interest	433	252,194
Total principal and accrued interest	115,536	1,879,972
Less current portion	(34,066)	(1,798,478)
Non-current portion	$81,470	$81,494

GameIQ Acquisition Note Payable

On February 1, 2022, notes payable for the purchase of GameIQ was issued to two holders (the “Holders”), one for $78,813. and another for $62,101. In accordance with Notes, RDE, Inc. promises to pay to the order of the Holders the principal amounts together with annual interest on the unpaid principal amount of 1% computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the Notes (the “Total Amount”), which shall be paid upon the earlier of (i) nine (6) equal biannual installments with the first installment due on the nine-month anniversary of February 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”). Notwithstanding any other provision of this Note, the Holders does not intend to charge, and the RDE, Inc. shall not be required to pay, any fees or charges in excess of the maximum permitted by applicable law; any payments in excess of such maximum shall be refunded to the RDE, Inc. or credited to reduce the principal hereunder. All payments received by the Holder will be applied first to costs of collection, if any, then the balance to the unpaid principal and interest. In the event of default, the notes to the Holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the Holders. These Notes may be prepaid in whole or in part by the RDE, Inc. For purposes of clarity, if RDE’s payments to the Holders pursuant to (i) of the agreement, do not in the aggregate equal the Total Amount, the amount remaining owed to the Holders shall be paid to the Holders on or before the Maturity Date.

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the three months ended March 31, 2023, the Company made principal payments of $12,675. As of March 31, 2023, the notes payable had an aggregate principal balance outstanding of $115,103 and accrued interest payable of $433.

Restaurant.com Note Payable

Pursuant to the terms of the acquisition agreement with Restaurant.com, Inc. entered into on March 1, 2020, the Company executed an unsecured promissory note in the principal amount of $1,500,000 that matured on March 1, 2023. The promissory note bears interest at a rate of 6% per annum and is convertible at the option of the Company into common shares at a price to be determined on the date of conversion.

As of December 31, 2022, the note payable had a principal balance outstanding of $1,500,000 and accrued interest payable of $251,507. On March 1, 2023, the principal and interest balance of approximately $1,770,000 was converted into 554,859 shares of the Company’s common stock, and the note was retired.

7. Government Assistance Notes Payable

Government Assistance Notes Payable consists of the following at March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$657,274	$661,035
Accrued interest	45,615	45,541
Total principal and accrued interest	702,889	706,576
Less current portion	(39,876)	(15,217)
Non-current portion	$663,013	$691,359

Economic Injury Disaster Loans (EIDL):

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of March 31, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $657,274 and $661,035 and accrued interest payable of $45,615 and $45,541 respectively.

8. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2023 and December 31, 2022, the Company had 14,707,237 shares and 14,152,378 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Issuance of Common Stock on Conversion of Acquisition Note

On March 1, 2023, the principal and interest balance of approximately $1,770,000 for the Restaurant.com acquisition note payable (see Note 7) was converted into 554,859 shares of the Company’s common stock, and the note was retired.

Issuance of Restricted Stock to Directors

During the year ended December 31, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $220,000 based upon its vesting term. As of December 31, 2022, the aggregate amount of unvested compensation related to this common stock was approximately $140,000. During the three months ended March 31, 2023, the Company recognized $30,000 of expense related to the vesting of restricted shares, leaving $110,000 remaining to be expensed upon vesting in future periods through February 28, 2024.

Issuance of Restricted Stock to Employees

During the year ended December 31, 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250 or $0.50 per share. The share vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $55,620 based upon its vesting term. During the three months ended March 31, 2023, the Company recognized $4,167 of expense related to the vesting of restricted shares, leaving $15,496 remaining to be expensed upon vesting in future periods through February 28, 2024.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2022	648,116	4.59
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, March 31, 2023	648,116	$4.59
Balance exercisable, March 31, 2023	509,380	$5.45

During the three months ended March 31, 2023, the Company recognized $18,494 of compensation expense relating to vested stock options. As of March 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $67,810, which will be recognized as an expense as the options vest in future periods through February 28, 2024.

The weighted average remaining contractual life of common stock options outstanding and exercisable at March 31, 2023 was 6.07 years. Based on a fair market value of $3.35 per share on March 31, 2023, the intrinsic value attributed to exercisable but unexercised common stock options was $1,034,450 at March 31, 2023.

9. Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceeding that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

10. Subsequent Events

Subsequent to March 31, 2023, the Company received net proceeds of approximately $1.88 million for the sale of 937,500 shares of common stock at $2.00 per share, as part of a private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2022, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Going Concern

During the three months ended March 31, 2023, we incurred a net loss of $424,916, utilized cash in operations of $350,814, and had a stockholders’ deficiency of $1,651,272 as of March 31, 2023. At March 31, 2023, we had cash of $755,478 available to fund its operations, including expansion plans, and to service its debt. Subsequent to March 31, 2023, we received net proceeds of approximately $1.88 million for the sale of 937,500 shares of common stock at $2.00 per share, as part of a private placement.

Our condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative operating cash flows during 2022 and 2021. We have financed our working capital requirements through borrowings from various sources and the sale of our equity securities.

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

Results of Operations - Three months ended March 31, 2023, compared to three months ended March 31, 2022

Revenue

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended March 31, 2023
Business to consumer (B2C)	$269,178	$60,270	$53,228	$382,676
Business to business (B2B)	429,035	-	-	429,035
Other	-	-	-	-
Total	$698,213	$60,270	$53,228	$811,711

Three Months Ended March 31, 2022
Business to consumer (B2C)	$197,238	$76,728	$48,831	$322,797
Business to business (B2B)	428,775	-	-	428,775
Other	8,208	-	-	8,208
Total	$634,221	$76,728	$48,831	$759,780

Revenue for the three months ended March 31, 2023, was $811,711, an increase of approximately $51,931 or 7%, as compared to $759,780 in the same period of the prior year. The increase in revenue was from B2C and B2B, including the addition of new customers for these services.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $94,877 during the three months ended March 31, 2023, as compared to $100,565 during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, our cost of revenues, as a percentage of revenue, was 12% and 13%, respectively. The decrease in cost of revenues, as a percentage of revenue, was due from B2B services that had lower costs than B2C for the issuance of the discount certificates.

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

Selling, general and administrative expenses were $1,116,020 during the three months ended March 31, 2023, as compared to $1,436,595 during the three months ended March 31, 2022, a decrease of $320,575. The decrease was related mainly to a $221,873 decrease in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $98,703 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $0 and $18,480 during the three months ended March 31, 2023 and 2022, respectively.

Loss from Operations

For the three months ended March 31, 2023, we incurred a loss from operations of $399,185, as compared to a loss from operations of $795,860 for the three months ended March 31, 2022. The decrease in loss from operations was due to the increase in revenue and decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $25,731 for the three months ended March 31, 2023, as compared to other income of $1,067,941 for the three months ended March 31, 2022. Other income for the three months ended March 31, 2022, consisted of a gain on legal settlement of $69,000, and a gain from the forgiveness of a government assistance loan of $1,025,535, both which did not occur in the current year period. Interest expense was $25,731 for the three months ended March 31, 2023, as compared to interest expense of $26,594 for the three months ended March 31, 2022.

Net Loss

We realized a net loss of $424,916 for the three months ended March 31, 2023, as compared to generating a net income of $272,081 for the three months ended March 31, 2022. The change to net loss from net income was primarily from recording a gain on legal settlement of $69,000, and a gain from the forgiveness of a government assistance loan of $1,025,535, which did not occur in the current year period, offset by the increase in revenue and decreased operating expenses during the three months ended March 31, 2023, as compared to the prior year period.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company recorded a net loss of $424,916, used cash in operations of $350,814, and had a stockholders’ deficit of $1,651,272 at March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At March 31, 2023, we had cash on hand in the amount of $755,478. Subsequent to March 31, 2023, we received net proceeds of approximately $1.88 million for the sale of 937,500 shares of common stock at $2.00 per share, as part of a private placement. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(350,814)	$(431,356)
Net cash provided by investing activities	-	12,805
Net cash provided by (used in) financing activities	(16,617)	-
Net increase (decrease) in cash	$(367,480)	$(418,774)

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

Cash used in operating activities for the three months ended March 31, 2023 was approximately $350,814 and consisted of a net loss of $424,916, adjustments for non-cash vested stock options, which totaled $52,662, and $21,440 in changes in working capital and other activities.

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

Investing Activities

The Company had no investing activities for the three months ended March 31, 2023. Cash used in investing activities for the three months ended March 31, 2022 was $12,805 and was cash received on the acquisition of GameIQ.

Financing Activities

For the three months ended March 31, 2023, cash used in financing activities was $16,667, which was from $12,905 of principal payments on our acquisition notes payable, and $3,763 in principal payments on our note payable – government assistance loans. The Company had no financing activities for the three months ended March 31, 2022.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	17,887	17,137
Total principal and accrued interest	$37,887	$37,137

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At March 31, 2023 and December 31, 2022, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $17,887 and $17,137, respectively. As of March 31, 2023, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 25,258 shares of the Company’s common stock.

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

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the three months ended March 31, 2023, the Company made principal payments of $12,675. As of March 31, 2023, the notes payable had an aggregate principal balance outstanding of $115,103 and accrued interest payable of $433.

Government Assistance Notes Payable

Government Assistance Notes Payable consists of the following at March 31, 2023, and December 31, 2022:

	March 31,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$657,274	$661,035
Accrued interest	45,615	45,541
Total principal and accrued interest	702,889	706,576
Less current portion	(15,217)	(15,217)
Non-current portion	$687,672	$691,359

Economic Injury Disaster Loans (EIDL):

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of March 31, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $657,274 and $661,035 and accrued interest payable of $45,615 and $45,541 respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in estimates for reserves of uncollectible accounts, , depreciable lives of property and equipment, analysis of impairments of recorded long-term tangible and intangible assets, realization of deferred tax assets, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed consolidated financial statements and related notes included herein.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceeding that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

RDE, INC.

Date:	May 15, 2023	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

