Form 10-Q
period 2023-06-30
RDE, Inc.
filed 2023-08-21
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Woodfield Road, Suite 510

Schaumburg, IL

60173

(Address of principal executive offices)

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	RSTN	OTC Market Groups Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 16,506,404 shares of common stock outstanding as of August 7, 2023.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,134,182	$1,122,958
Accounts receivable	138,517	209,808
Deposits with credit card processor	87,237	87,237
Prepaid expenses and other current assets	165,516	102,193
Total current assets	2,525,452	1,522,196

Operating lease right of use asset, net	286,418	52,608
Deposits	7,500	-
Total assets	$2,819,370	$1,574,804

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,315,192	$1,206,615
Accrued expenses	470,734	516,882
Deferred revenue	139,781	217,311
Government assistance notes payable-SBA loans, current portion	39,876	15,217
Operating lease liability, current portion	75,621	59,328
Convertible note payable, past due, including accrued interest of $18,637 and $17,137, respectively	38,637	37,137
Notes payable, acquisitions, current portion, including accrued interest of zero and $251,507, respectively	34,066	1,798,478
Total current liabilities	2,113,907	3,850,968

Notes payable, acquisitions, including accrued interest of $639 and $687, respectively	81,676	81,494
Government assistance notes payable -SBA loans, including accrued interest of $38,098 and $45,541, respectively, net of current portion	659,257	691,359
Operating lease liability, net of current portion	238,465	-
Total liabilities	3,093,305	4,623,821

Commitments and Contingencies

Stockholders’ deficiency:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value, 750,000,000 shares authorized; 16,506,404 and 14,152,378 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	16,506	14,153
Additional paid-in-capital	63,161,577	58,123,246
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(63,835,361)	(61,569,759)
Total stockholders’ deficiency	(273,935)	(3,049,017)

Total liabilities and stockholders’ deficiency	$2,819,370	$1,574,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$721,488	$1,811,154	$1,533,199	$2,570,934

Operating expenses
Cost of revenues	101,389	497,733	196,266	598,298
Selling, general and administrative expenses	2,453,615	1,475,455	3,569,634	2,912,050
Amortization of intangible assets	-	31,044	-	49,524
Total operating expenses	2,555,004	2,004,232	3,765,900	3,559,872

Loss from operations	(1,833,516)	(193,078)	(2,232,701)	(988,938)

Other income (expenses)
Interest	(7,170)	(29,112)	(32,901)	(55,706)
Gain on legal settlement	-	-	-	69,000
Gain on vendor settlement	-	28,600	-	28,600
Gain from forgiveness of government assistance notes payable	-	-	-	1,025,535
Total other income (expenses)	(7,170)	(512)	(32,901)	1,067,429

Net income (loss)	$(1,840,686)	$(193,590)	$(2,265,602)	$78,491

Net earnings/(loss) per share – basic	$(0.12)	$(0.01)	$(0.15)	$0.01
Net earnings/(loss) per share –diluted	$(0.12)	$(0.01)	$(0.15)	$0.01

Weighted average common shares outstanding – basic	15,983,909	14,090,269	15,167,932	13,391,965
Weighted average common shares outstanding – diluted	15,983,909	14,090,269	15,167,932	14,321,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended June 30, 2023

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023	14,707,237	$14,707	383,343	$383,343	$59,945,353	$(61,994,675)	$(1,651,272)

Fair value of vested options	-	-	-	-	145,496		145,946

Fair value of vested restricted stock units for directors	480,000	480	-	-	109,520		110,000

Fair value of vested restricted stock units for employees	166,667	166	-	-	433,861		434,027

Issuance of common stock for services	150,000	150			523,350		523,500

Issuance of common stock for cash	1,002,500	1,003	-	-	2,003,997		2,005,000

Net loss	-	-	-	-	-	(1,840,686)	(1,840,686)
Balance, June 30, 2023	16,506,404	$16,506	383,343	$383,343	$63,161,577	$(63,835,361)	$(273,935)

For the Six Months Ended June 30, 2023

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	14,152,378	$14,153	383,343	$383,343	$58,123,246	$(61,569,759)	$(3,049,017)

Fair value of vested options	-	-	-	-	163,990		163,990

Fair value of vested restricted stock units for directors	480,000	480	-	-	139,520		140,000

Fair value of vested restricted stock units for employees	166,667	166	-	-	438,028		438,194

Issuance of common stock for services	150,000	150	-	-	523,350		523,500

Issuance of common stock for cash	1,002,500	1,003	-	-	2,003,997		2,005,000

Issuance of common stock on conversion of acquisition note	554,859	554	-	-	1,769,446		1,770,000

Net loss	-	-	-	-	-	(2,265,602)	(2,265,602)
Balance, June 30, 2023	16,506,404	$16,506	383,343	$383,343	$63,161,577	$(63,835,361)	$(273,935)

For the Three Months Ended June 30, 2022

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	13,803,261	$13,803	383,343	$383,343	$57,448,885	$(60,019,154)	$(2,173,123)

Fair value of vested options	-	-	-	-	18,495		18,495

Fair value of vested restricted stock units	-	-	-	-	33,937		33,937

Issuance of common stock for services	189,784	190	-	-	210,319		210,509

Issuance of common stock for vendor balance	26,000	26	-	-	36,374		36,400

Issuance of common stock for cash	100,000	100	-	-	249,900		250,000

Net loss	-	-	-	-	-	(193,590)	(193,590)
Balance, June 30, 2022	14,119,045	$14,119	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,372)

For the Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options	-	-	-	-	119,496		119,496

Fair value of vested restricted stock units	83,833	-	-	-	45,554		45,554

Issuance of common stock to employees	240,000	323	-	-	161,594		161,917

Issuance of common stock for services	189,784	190	-	-	210,319		210,509

Issuance of common stock for vendor balance	26,000	26	-	-	36,374		36,400

Issuance of common stock for cash	100,000	100	-	-	249,900		250,000

Issuance of common stock for GameIQ acquisition	600,000	600	-	-	299,400		300,000

Net income	-	-	-	-	-	78,491	78,491
Balance, June 30, 2022	14,119,045	$14,119	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,265,602)	$78,491
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of intangible assets	-	49,524
Fair value of vested stock options	163,990	119,496
Fair value of vested restricted stock for directors	140,000	45,554
Fair value of vested restricted stock for employees	438,195	161,917
Fair value of common stock issued for services	523,500	210,509
Gain on vendor settlement	-	(28,600)
Gain on legal settlement	-	(69,000)
Gain on forgiveness of government assistance note payable	-	(1,025,535)
Changes in operating assets and liabilities:
Accounts receivable	71,291	72,634
Prepaid expenses and other current assets	(63,323)	(39,697)
Deposits	(7,500)
Decrease in operating lease right of use assets	59,988	58,037
Accounts payable	108,575	274,910
Accrued expenses	(46,148)	88,682
Deferred revenue	(77,530)	(31,937)
Accrued interest payable	12,512	55,706
Operating lease liability	(39,040)	(56,601)
Net cash used in operating activities	(981,092)	(35,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	-	12,805
Net cash provided by investing activities	-	12,805

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash	2,005,000	250,000
Repayment of acquisition obligation	(12,684)	-
Net cash provided by financing activities	1,992,316	250,000

Net increase in cash and cash equivalents	1,011,224	226,895
Cash and cash equivalents beginning of period	1,122,958	1,930,325
Cash and cash equivalents end of period	$2,134,182	$2,157,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of acquisition note principal and interest	$1,770,000	$-
Operating lease right of use asset and related lease liability	$293,798	$-
Goodwill and intangible assets acquired from acquisition of GameIQ	$-	$443,509
Fair value of common shares issued on acquisition of GameIQ	$-	$300,000
Notes payable issued from acquisition of GameIQ	$-	$140,914
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$-	$15,400
Fair value of common shares issued in settlement of vendor payable	$-	$36,400

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2023 and the results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. Intercompany transactions and balances have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 7, 2023.

The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company recorded a net loss of $2,265,602 and used cash in operations of $981,092 and had a stockholders’ deficit of $273,935 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $2,134,182. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

COVID-19

The Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its employees, suppliers, vendors, and business partners. While the pandemic did not materially affect the Company’s financial results and business operations for the three and six months ended June 30, 2023, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, redemption rate of promotional gift cards, assumptions used in valuing equity instruments issued for services, and the valuation allowance for deferred tax assets.

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

The Company operates online websites that sell discounted restaurant coupons, travel and vacation packages, and other merchandise. In addition, the Company also generates revenues based upon the number of times a third-party website(s) or products(s) are accessed or viewed by consumers from the Company’s website or platform.

Restaurant Coupons revenues

Sale of Restaurant Coupons

The Company sells discount certificates for restaurants on behalf of third-party restaurants. Approximately 9 to 13 days each month the Company emails its customers offers for restaurant discounts based on location and personal preferences. Consumers also access deals offered by the Company directly through the Company’s websites and mobile applications. A typical restaurant discount deal might offer a $25 discount that can be used toward a $50 purchase at a restaurant. The Company recognizes revenue on a gross basis upon sale and collection of the restaurant coupons from customers. The Company has no further commitment or obligation to third-party restaurants or the coupon purchasers upon the sale of restaurant coupons and no amounts are due to the third-party restaurants for these sales. Sale of restaurant coupons are generally non-refundable. On an infrequent case-by-case basis, the Company will accept customer’s request to transfer a restaurant coupon from one third-party restaurant to another (for example, upon the closure of a restaurant).

Sale of Promotional Gift Card Revenue

The Company sells Restaurant.com promotional gift cards which can only be redeemed for restaurant coupons offered by the Company on its website. Based on the Company’s historical redemption rates of its promotional gift cards, a portion of the sale of gift card revenue is recorded as deferred revenue liability at the time of sale and recognized as revenue in future periods based on historical redemption trend rates, but no longer than 24 months from the date of sale. The Company continues to review historical promotional gift card redemption information and considers any changes in redemption patterns to assess when revenue is realized. Future redemption rates may be different than our historical experience and subject to inherent uncertainty. If actual redemption activity differs significantly from our historical experience, our deferred revenue and results of operations could be materially impacted.

Travel, Vacation and Merchandise Revenues

The Company also derives revenue from transactions in which it sells complementary entertainment and travel offerings and consumer products on behalf of third-party merchants across a wide range of product categories, including, but not limited to, computer products, consumer electronics, apparel, housewares, watches, jewelry, travel, sporting goods, automobiles, home improvement products, and collectibles. Additional deals include discounted pricing at theaters, movies or other merchants. Customers purchase restaurant deals from the Company and redeem them with the Company’s merchant partners. Approximately 9 to 13 days each month the Company emails its customers offers for discounted experiences and products based on location and personal preferences. Consumers also access the Company’s deals directly through the Company’s websites and mobile applications. Those discounted experiences and products generally involve a customer’s purchase of a voucher through one of the Company’s websites that can be redeemed with a third-party merchant for services or goods (or for discounts on services and goods). Revenue from those transactions is reported on a net basis and equals the purchase price received from the customer for the voucher less an agreed upon portion of the purchase price paid by the Company to its partners.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended June 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended June 30, 2023
Business to consumer (B2C)	$165,196	$75,423	$36,362	$276,981
Business to business (B2B)	444,507	-	-	444,507
Other	-	-	-	-
Total	$609,703	$75,423	$36,362	$721,488

Three Months Ended June 30, 2022
Business to consumer (B2C)	$157,774	$72,874	$42,632	$273,280
Business to business (B2B)	1,524,934	-	-	1,524,934
Other	12,940	-	-	12,940
Total	$1,695,648	$72,874	$42,632	$1,811,154

In the following table, revenue is disaggregated by our divisions and type of revenue for the six months ended June 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Six Months Ended June 30, 2023
Business to consumer (B2C)	$453,374	$135,693	$89,590	$659,657
Business to business (B2B)	873,542	-	-	873,542
Other	-	-	-	-
Total	$1,307,916	$135,693	$89,590	$1,533,199

Six Months Ended June 30, 2022
Business to consumer (B2C)	$355,012	$149,602	$91,463	$596,077
Business to business (B2B)	1,953,709	-	-	1,953,709
Other	21,148	-	-	21,148
Total	$2,329,869	$149,602	$91,463	$2,570,934

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting where the purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their respective fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the estimated fair values of the net assets acquired is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability.

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

At June 30, 2023 and 2022, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2023	June 30, 2022
Convertible notes payable	25,758	23,758
Common stock issuable	383,343	-
Common stock warrants	-	20,667
Common stock options	743,116	648,116
Total	1,152,217	692,541

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

The Company values its equity awards using the Black-Scholes option-pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected term, dividend rate, and a risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The risk-free interest rate is estimated using comparable published federal funds rates.

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the six months ended June 30, 2023 and 2022, advertising costs were $136,261 and $247,759, respectively.

Customer and Vendor Concentration

As of June 30, 2023 and December 31, 2022, there were two customers and one customer who accounted for over 10% of the Company’s consolidated accounts receivable, respectively. As of June 30, 2023 and December 31, 2022, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the six months ended June 30, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the six months ended June 30, 2023 and 2022, there were no vendors, respectively, who accounted for over 10% of the Company’s purchases.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables, which may result in the earlier recognition of allowance for losses. ASU 2016-13 was effective beginning January 1, 2023 and early adoption is permitted. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination as if it had originated the contracts. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity should apply the guidance provided by ASU 2021-08 prospectively to business combinations occurring on or after January 1, 2023. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts the guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-18 effective January 1, 2023. The adoption of ASU 2021-08 did not have any impact on the Company’s consolidated financial statement presentation or disclosure.

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

As of December 31, 2022, the ROU assets were $52,608. In April 2023, Restaurant.com signed a lease for its office located in Schaumberg, Illinois. The lease has a term of 36 months and an average base rent of approximately $7,500 per month. At lease commencement, the Company recorded a right-of-use asset and lease liability of $293,798 based upon the present value of all lease payments. During the six months ended June 30, 2023, the Company reflected a decrease in its ROU asset of $59,988, resulting in a ROU asset balance of $286,418 as of June 30, 2023.

As of December 31, 2022, operating lease liabilities were $59,328. In April 2023, the Company recorded an operating lease liability of $293,798 as discussed above. During the six months ended June 30, 2023, the Company made lease payments of $39,040 towards its operating lease liability. As of June 30, 2023, ROU lease liabilities under operating leases totaled $314,086.

4. Convertible Note Payable- Past Due

Convertible notes consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	18,637	17,137
Total principal and accrued interest	$38,637	$37,137

In 2018, the Company merged with Incumaker, Inc. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. At June 30, 2023 and December 31, 2022, the remaining convertible note assumed in the reverse merger had a principal balance outstanding of $20,000, was due July 2017, interest of 15% per annum, and accrued interest payable of $18,637 and $17,137, respectively. As of June 30, 2023, the convertible note, including accrued interest payable, was convertible at $1.50 per share into 25,758 shares of the Company’s common stock.

5. Notes Payable, Acquisitions

Notes payable, acquisitions consists of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

GameIQ acquisition note payable	$115,104	$127,778
Restaurant.com acquisition note payable	-	1,500,000
Total principal balance	115,104	1,627,778
Accrued interest	638	252,194
Total principal and accrued interest	115,742	1,879,972
Less current portion	(34,066)	(1,798,478)
Non-current portion	$81,676	$81,494

GameIQ Acquisition Note Payable

On February 1, 2022, two notes payable for the purchase of GameIQ were issued, one for $78,813. and another for $62,101. RDE, Inc. promises to pay to the order of the holders the principal amounts together with annual interest of 1%, which shall be paid upon the earlier of (i) nine (9) equal biannual installments with the first installment due on the nine-month anniversary of February 1, 2022, and the final payment due February 1, 2025. In the event of default, the notes to the Holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the holders. These Notes may be prepaid in whole or in part by RDE, Inc.

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the six months ended June 30, 2023, the Company made principal payments of $12,674. As of June 30, 2023, the notes payable had an aggregate principal balance outstanding of $115,104 and accrued interest payable of $638.

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

6. Government Assistance Notes Payable -SBA Loans

Government Assistance Notes Payable-SBA Loans consists of the following at June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$661,035	$661,035
Accrued interest	38,098	45,541
Total principal and accrued interest	699,133	706,576
Less current portion	(39,876)	(15,217)
Non-current portion	$659,257	$691,359

Economic Injury Disaster Loans (EIDL):

In 2020 and 2021, the Company received an aggregate of $650,000 of proceeds applicable to two loans administered by the Small Business Administration (“SBA”) as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month over a period of 30 years. As of June 30, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $661,035 and $661,035 and accrued interest payable of $38,098 and $45,541 respectively.

7. Stockholder’s Deficit

Common Stock Transactions

Issuance of Common Stock on Sale of Common Stock

During the six months ended June 30, 2023, the Company received net proceeds of $2,005,000 for the sale of 1,002,500 shares of common stock at $2.00 per share, as part of a private placement.

Issuance of Common Stock on Conversion of Acquisition Note

On March 1, 2023, the principal and interest balance of approximately $1,770,000 for the Restaurant.com acquisition note payable (see Note 5) was converted into 554,859 shares of the Company’s common stock, and the note was retired.

Issuance of Restricted Stock to Directors

During the year ended December 31, 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $220,000 based upon its vesting term. As of December 31, 2022, the aggregate amount of unvested compensation related to this common stock was approximately $140,000. During the six months ended June 30, 2023, the Company issued the remaining 480,000 shares of common stock and recognized $140,000 of expense related to the vesting of restricted shares, leaving no remaining future vesting expense.

Issuance of Restricted Stock to Employees

During the year ended December 31, 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250 or $0.50 per share. The shares vest over a two-year period from grant date. During the year ended December 31, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $55,620 based upon its vesting term. During the six months ended June 30, 2023, the Company issued the remaining 66,667 shares of common stock and recognized $19,445 of expense related to the vesting of restricted shares, leaving no remaining future vesting expense.

On April 1,2023, the Company granted 300,000 shares of the Company’s restricted stock with an aggregate fair value of $1,005,000, or $3.35 per share. 200,000 shares of the restricted stock were issued to the Company’s Chief Executive Officer, and 100,000 shares of the restricted stock were issued to other employees. The restricted stock grant vest 33% on the grant date, and 33% on each subsequent anniversary date. During the six months ended June 30, 2023, the Company recognized $418,750 of expense related to the vesting of restricted shares, leaving $586,250 remaining to be expensed upon vesting in future periods through March 31, 2025. During the six months ended June 30, 2023, the Company issued 100,000 of these shares of restricted stock with a fair value of $335,000 based upon its vesting term.

Issuance of Common Stock for Services

During the six months ended June 30, 2023, the Company issued 150,000 shares of common stock with a fair value of $523,500, or $3.49 per share, to a consultant for services rendered, which was fully expensed when granted.

Common Stock Issuable

At June 30, 2023 and December 31, 2022, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying condensed consolidated financial statements.

Stock Options

A summary of stock options for the six months ended June 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2022	648,116	4.59
Options granted	95,000	3.35
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, June 30, 2023	743,116	$4.43
Balance exercisable, June 30, 2023	548,686	$5.30

On April 1, 2023, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, approved options exercisable into 95,000 shares to be issued to its employees. The 95,000 stock options had an exercise price of $3.35 per share, with vesting of 33% on date of issuance, and then 33% on each subsequent anniversary date. The stock options are exercisable at a weighted average price of $3.35 per share with an average life to expiration of approximately three years. The total fair value of these options at grant date was approximately $294,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $3.35 per share, expected term of 3.00 years, volatility of 203%, dividend rate of 0%, and weighted average risk-free interest rate of 2.61%.

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

During the six months ended June 30, 2023, the Company recognized $163,990 of compensation expense relating to vested stock options. As of June 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $229,881, which will be recognized as an expense as the options vest in future periods through March 31, 2025.

The weighted average remaining contractual life of common stock options outstanding and exercisable at June 30, 2023 was 5.53 years. Based on a fair market value of $3.00 per share on June 30, 2023, the intrinsic value attributed to exercisable but unexercised common stock options was $591,936 at June 30, 2023.

8. Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceeding that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

9. Subsequent Events

On August 18, 2023, RDE entered into an Agreement and Plan of Merger with CardCash Exchange, Inc., (“CardCash”) a leading secondary gift card exchange. RDE, subject to a number of closing conditions, including that it meet the listing standards for the Nasdaq Capital Market, will acquire the business of CardCash for (i) $2,000,000 of which $1,000,000 will be paid at the future closing of the transaction out of existing cash, and $1,000,000 will be paid in the form a promissory note due and payable on the second anniversary of the future closing date, and (ii) the issuance of 6,108,077 restricted shares of RDE’s common stock to the shareholders of CardCash with a fair value on August 18, 2023, of approximately $27.7 million, which would currently represents approximately 37% of RDE’s issued and outstanding shares of common stock after the future closing of the merger. Following the closing of the CardCash merger, CardCash will become a wholly owned subsidiary of RDE. The acquisition is targeted to close by the end of 2023. This transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at estimated fair values on the date of closing of the acquisition.

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

Going Concern

During the six months ended June 30, 2023, we incurred a net loss of $2,265,602, utilized cash in operations of $981,092, and had a stockholders’ deficiency of $273,935 as of June 30, 2023. At June 30, 2023, we had cash of $2,134,182 available to fund its operations, including expansion plans, and to service its debt.

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

Results of Operations - Three months ended June 30, 2023, compared to three months ended June 30, 2022

Revenue

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended June 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended June 30, 2023
Business to consumer (B2C)	$165,196	$74,423	$36,362	$276,981
Business to business (B2B)	444,507	-	-	444,507
Other	-	-	-	-
Total	$609,703	$74,423	$36,362	$721,488

Three Months Ended June 30, 2022
Business to consumer (B2C)	$157,774	$72,874	$42,632	$273,280
Business to business (B2B)	1,524,934	-	-	1,524,934
Other	12,940	-	-	12,940
Total	$1,695,648	$72,874	$42,632	$1,811,154

Revenue for the three months ended June 30, 2023, was $721,488, a decrease of approximately $1,089,666 or 60%, as compared to $1,811,154 in the same period of the prior year.

During the three months ended June 30, 2022, we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started and ended in May 2022, and we earned $1,106,447 in revenues from this agreement during the three months ended June 30, 2022. No similar Provider agreement activity occurred during the current year period.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $101,389 during the three months ended June 30, 2023, as compared to $497,733 during the three months ended June 30, 2022. During the three months ended June 30, 2023 and 2022, our cost of revenues, as a percentage of revenue, was 14% and 27%, respectively. The decrease in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the current year period.

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

Selling, general and administrative expenses were $2,453,615 during the three months ended June 30, 2023, as compared to $1,475,455 during the three months ended June 30, 2022, an increase of $978,161. The increase was related mainly to a $950,533 increase in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses increased $27,628 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $0 and $31,044 during the three months ended June 30, 2023 and 2022, respectively.

Loss from Operations

For the three months ended June 30, 2023, we incurred a loss from operations of $1,833,516, as compared to a loss from operations of $193,078 for the three months ended June 30, 2022. The increase in loss from operations was due to the decrease in revenue and increased operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $7,170 for the three months ended June 30, 2023, as compared to other expense of $512 for the three months ended June 30, 2022. Other income for the three months ended June 30, 2022, consisted of a gain on vender settlement of $28,600, which did not occur in the current year period. Interest expense was $7,170 for the three months ended June 30, 2023, as compared to interest expense of $29,112 for the three months ended June 30, 2022.

Net Loss

We realized a net loss of $1,840,686 for the three months ended June 30, 2023, as compared to net loss of $193,590 for the three months ended June 30, 2022. The change to net loss was primarily from recording a gain on legal vender settlement of $28,600, which did not occur in the current year period, offset by the decrease in revenue and increased operating expenses during the three months ended June 30, 2023, as compared to the prior year period.

Results of Operations - Six months ended June 30, 2023, compared to six months ended June 30, 2022

Revenue

In the following table, revenue is disaggregated by our divisions and type of revenue for the six months ended June 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Six Months Ended June 30, 2023
Business to consumer (B2C)	$434,374	$135,693	$89,590	$659,657
Business to business (B2B)	873,542	-	-	873,542
Other	-	-	-	-
Total	$1,307,916	$135,693	$89,590	$1,533,199

Six Months Ended June 30, 2022
Business to consumer (B2C)	$355,012	$149,602	$91,463	$596,077
Business to business (B2B)	1,953,709	-	-	1,953,709
Other	21,148	-	-	21,148
Total	$2,329,869	$149,602	$91,463	$2,570,934

Revenue for the six months ended June 30, 2023, was $1,533,199, a decrease of approximately $1,037,735 or 40%, as compared to $2,570,934 in the same period of the prior year.

During the six months ended June 30, 2022, we entered into an agreement with a national mobile telephone provider (“Provider”) to provide our coupon codes to the Provider’s mobile phone application user that are verified nurses and teachers. Each Provider participant who redeemed the promotion received a dining credit of $25.00 and two movie tickets. The dining credit can be redeemed for a certificate at any of our participating local restaurants. The movie tickets provided by us are through Fandango for use at participating theatres. The agreement started and ended in May 2022, and we earned $1,106,447 in revenues from this agreement during the six months ended June 30, 2022. No similar Provider agreement activity occurred during the current year period.

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $196,266 during the six months ended June 30, 2023, as compared to $598,298 during the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, our cost of revenues, as a percentage of revenue, was 13% and 23%, respectively. The decrease in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the current year period.

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

Selling, general and administrative expenses were $3,569,634 during the six months ended June 30, 2023, as compared to $2,912,050 during the six months ended June 30, 2022, an increase of $657,584. The decrease was related mainly to a $728,209 increase in stock-based compensation for directors, employees and contractors in the current period as compared to the prior year. Excluding stock-based compensation, our selling, general and administrative expenses decreased $70,625 during the current period, related to general changes in our business and operations.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $0 and $49,524 during the six months ended June 30, 2023 and 2022, respectively.

Loss from Operations

For the six months ended June 30, 2023, we incurred a loss from operations of $2,232,701, as compared to a loss from operations of $988,938 for the six months ended June 30, 2022. The increase in loss from operations was due to the decrease in revenue offset by the decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $32,901 for the six months ended June 30, 2023, as compared to other income of $1,067,429 for the six months ended June 30, 2022. Other income for the six months ended June 30, 2022, consisted of a gain on legal settlement of $69,000, a gain on vender settlement of $28,600, and a gain from the forgiveness of a government assistance loan of $1,025,535, all of which did not occur in the current year period. Interest expense was $32,901 for the six months ended June 30, 2023, as compared to interest expense of $55,706 for the six months ended June 30, 2022.

Net Loss

We realized a net loss of $2,265,602 for the six months ended June 30, 2023, as compared to generating a net income of $78,491 for the six months ended June 30, 2022. The change to net loss from net income was primarily from recording a gain on legal settlement of $69,000, a gain on vendor settlement of $28,600, and a gain from the forgiveness of a government assistance loan of $1,025,535, which did not occur in the current year period, offset by the decrease in revenue and increased operating expenses during the six months ended June 30, 2023, as compared to the prior year period.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company recorded a net loss of $2,265,602, used cash in operations of $981,092, and had a stockholders’ deficit of $273,935 at June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At June 30, 2023, we had cash on hand in the amount of $2,134,182. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(981,092)	$(35,910)
Net cash provided by investing activities	-	12,805
Net cash provided by financing activities	1,992,316	250,000
Net increase in cash	$1,011,224	$226,985

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

Cash used in operating activities for the six months ended June 30, 2023 was approximately $981,092 and consisted of a net loss of $2,265,602, adjustments for non-cash stock based compensation, which totaled $1,265,685, and $18,822 in changes in working capital and other activities.

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

Investing Activities

The Company had no investing activities for the six months ended June 30, 2023. Cash provided by investing activities for the six months ended June 30, 2022 was $12,805 and was cash received on the acquisition of GameIQ.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $1,992,316, which was from proceeds of $2,005,000 from the sale of common stock, offset by $12,684 of principal payments on our acquisition notes payable.

For the six months ended June 30, 2022, cash provided by financing activities was $250,000, which was from the sale of common stock.

Convertible debt assumed upon reverse merger consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	18,637	17,137
Total principal and accrued interest	$38,637	$37,137

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At June 30, 2023 and December 31, 2022, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $18,637 and $17,137, respectively. As of June 30, 2023, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 25,758 shares of the Company’s common stock.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible debt assumed upon reverse merger consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	18,637	17,137
Total principal and accrued interest	$38,637	$37,137

In 2018, the Company merged with Incumaker, Inc. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. At June 30, 2023 and December 31, 2022, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, was due July 2017, interest at 15% per annum, and accrued interest payable of $18,637 and $17,137, respectively. As of June 30, 2023, the convertible debt, including accrued interest payable, was convertible at $1.50 per share into 25,758 shares of the Company’s common stock.

Acquisition Notes Payable

On February 1, 2022, two notes payable for the purchase of GameIQ was issued, one for $78,813. and another for $62,101. RDE, Inc. promises to pay to the order of the holders the principal amounts together with annual interest of 1%, which shall be paid upon the earlier of (i) nine (9) equal biannual installments with the first installment due on the nine-month anniversary of February 1, 2022, and the final payment due February 1, 2025. In the event of default, the notes to the Holders are secured, in the manner that such payment to be made in cash or shares of the RDE, Inc.’s common stock at the election of the holders. These Notes may be prepaid in whole or in part by RDE, Inc.

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the six months ended June 30, 2023, the Company made principal payments of $12,674. As of June 30, 2023, the notes payable had an aggregate principal balance outstanding of $115,104 and accrued interest payable of $638.

Government Assistance Notes Payable-SBA Loans

Government Assistance Notes Payable consists of the following at June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$661,035	$661,035
Accrued interest	38,098	45,541
Total principal and accrued interest	699,133	706,576
Less current portion	(39,876)	(15,217)
Non-current portion	$659,257	$691,359

Economic Injury Disaster Loans (EIDL):

In 2020 and 2021, the Company received an aggregate of $650,000 of proceeds applicable to two loans administered by the Small Business Administration (“SBA”) as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month over a period of 30 years. As of June 30, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $661,035 and $661,035 and accrued interest payable of $38,098 and $45,541 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RDE, INC.

Date:	August 21, 2023	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

