Form 10-Q
period 2023-09-30
RDE, Inc.
filed 2023-11-13
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 16,761,960 shares of common stock outstanding as of October 31, 2023.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,613,868	$1,122,958
Accounts receivable	156,439	209,808
Deposits with credit card processor	41,210	87,237
Prepaid expenses and other current assets	90,428	102,193
Total current assets	2,901,945	1,522,196

Operating lease right of use asset, net	263,851	52,608
Deposits	7,500	-
Total assets	$3,173,296	$1,574,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,165,085	$1,206,615
Accrued expenses	556,348	516,882
Deferred revenue	118,678	217,311
Government assistance notes payable-SBA loans, current portion	39,876	15,217
Operating lease liability, current portion	65,232	59,328
Convertible note payable, past due, including accrued interest of $19,387 and $17,137, respectively	39,387	37,137
Notes payable, acquisitions, current portion, including accrued interest of $0 and $251,507, respectively	34,066	1,798,478
Total current liabilities	2,018,672	3,850,968

Notes payable, acquisitions, including accrued interest of $845 and $687, respectively	81,883	81,494
Government assistance notes payable -SBA loans, including accrued interest of $34,411 and $45,541, respectively, net of current portion	655,570	691,359
Operating lease liability, net of current portion	220,869	-
Total liabilities	2,976,994	4,623,821

Commitments and Contingencies

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $0.001 par value, 750,000,000 shares authorized; 16,761,960 and 14,152,378 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	16,756	14,153
Additional paid-in-capital	63,823,534	58,123,246
Common stock issuable, 383,343 shares	383,343	383,343
Accumulated deficit	(64,027,331)	(61,569,759)
Total stockholders’ equity (deficiency)	196,302	(3,049,017)

Total liabilities and stockholders’ equity (deficiency)	$3,173,296	$1,574,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$572,916	$824,747	$2,106,115	$3,395,681

Operating expenses
Cost of revenues	59,417	38,798	255,683	637,096
Selling, general and administrative expenses	703,553	1,315,716	4,273,187	4,227,766
Amortization of intangible assets	-	37,144	-	86,668
Total operating expenses	762,970	1,391,658	4,528,870	4,951,530

Loss from operations	(190,054)	(566,911)	(2,422,755)	(1,555,849)

Other income (expenses)
Interest	(1,916)	(29,431)	(34,817)	(85,137)
Gain on legal settlement	-	-	-	69,000
Gain on vendor settlement	-	-	-	28,600
Gain from forgiveness of government assistance notes payable	-	-	-	1,025,535
Total other income (expenses)	(1,916)	(29,431)	(34,817)	1,037,998

Net loss	$(191,970)	$(596,342)	$(2,457,572)	$(517,851)

Net loss per share – basic and diluted	$(0.1)	$(0.04)	$(0.16)	$(0.04)

Weighted average common shares outstanding – basic and diluted	14,742,677	14,148,393	15,651,039	13,646,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Three Months Ended September 30, 2023

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	16,506,404	$16,506	383,343	$383,343	$63,161,576	$(63,835,361)	$(273,936)

Fair value of vested options	-	-	-	-	78,707		78,707

Cashless exercise of stock options	5,556	-	-	-	-		-

Fair value of vested restricted stock units for employees	-	-	-	-	83,750		83,750

Issuance of common stock for cash	250,000	250	-	-	499,501		499,751

Net loss	-	-	-	-	-	(191,970)	(191,970)
Balance, September 30, 2023	16,761,960	$16,756	383,343	$383,343	$63,823,534	$(64,027,331)	$196,302

For the Nine Months Ended September 30, 2023

(Unaudited)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	14,152,378	$14,153	383,343	$383,343	$58,123,246	$(61,569,759)	$(3,049,017)

Fair value of vested options	-	-	-	-	242,696		242,696

Cashless exercise of stock options	5,556	-	-	-	-		-

Fair value of vested restricted stock units for directors	480,000	480	-	-	139,520		140,000

Fair value of vested restricted stock units for employees	166,667	166	-	-	521,778		521,945

Issuance of common stock for services	150,000	150	-	-	523,350		523,500

Issuance of common stock for cash	1,252,500	1,253	-	-	2,503,498		2,504,750

Issuance of common stock on conversion of acquisition note	554,859	554	-	-	1,769,446		1,770,000

Net loss	-	-	-	-	-	(2,457,572)	(2,457,572)
Balance, September 30, 2023	16,761,960	$16,756	383,343	$383,343	$63,823,534	$(64,027,331)	$196,302

For the Three Months Ended September 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	-	$-	14,119,045	$14,120	383,343	$383,343	$57,997,910	$(60,212,744)	$(1,817,371)

Fair value of vested options			-	-			18,727		18,727

Issuance of common stock to directors for services			-	-			28,166		28,166

Fair value of vested restricted stock units for employees			-	-			5,815		5,815

Issuance of common stock for services	-	-	33,333	33	-	-	19,966		19,999

Net loss	-	-	-	-	-	-	-	(596,342)	(596,342)
Balance, September 30, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,070,584	$(60,809,086)	$(2,341,006)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	12,879,428	$12,880	383,343	$383,343	$56,875,273	$(60,291,235)	$(3,019,739)

Fair value of vested options			-	-			138,223		138,223

Issuance of common stock to directors for services	-	-	240,000	240	-	-	189,760		190,000

Fair value of vested restricted stock units for employees			83,833	84			51,369		51,453

Issuance of common stock for services	-	-	223,117	223	-	-	230,285		230,508

Issuance of common stock for vendor balance	-	-	26,000	26			36,374		36,400

Issuance of common stock for cash	-	-	100,000	100	-	-	249,900		250,000

Issuance of common stock for GameIQ acquisition	-	-	600,000	600	-	-	299,400		300,000

Net loss	-	-	-	-	-	-	-	(517,851)	(517,851)
Balance, September 30, 2022	-	$-	14,152,378	$14,153	383,343	$383,343	$58,070,584	$(60,809,086)	$(2,341,006)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,457,572)	$(517,851)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	-	86,668
Fair value of vested stock options	242,697	138,223
Fair value of vested restricted stock for directors	140,000	190,000
Fair value of vested restricted stock for employees	521,945	51,453
Fair value of common stock issued for services	523,500	230,508
Gain on vendor settlement	-	(28,600)
Gain on legal settlement	-	(69,000)
Gain on forgiveness of government assistance note payable	-	(1,025,535)
Changes in operating assets and liabilities:
Accounts receivable	53,369	19,372
Prepaid expenses and other current assets	11,765	8,852
Deposits with credit card processor	46,027	-
Decrease in operating lease right of use assets	82,555	85,533
Deposits	(7,500)	-
Accounts payable	(41,530)	271,049
Accrued expenses	39,466	(110,664)
Deferred revenue	(98,633)	(51,094)
Accrued interest payable	9,781	85,138
Operating lease liability	(67,026)	(81,296)
Net cash used in operating activities	(1,001,156)	(717,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired on GameIQ acquisition	-	12,805
Net cash provided by investing activities	-	12,805

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock for cash	2,504,750	250,000
Repayment of acquisition obligation	(12,684)	(13,136)
Net cash provided by financing activities	2,492,066	236,864

Net increase in cash and cash equivalents	1,490,910	(467,575)
Cash and cash equivalents beginning of period	1,122,958	1,930,325
Cash and cash equivalents end of period	$2,613,868	$1,462,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on conversion of acquisition note principal and interest	$1,770,000	$-
Operating lease right of use asset and related lease liability	$293,798	$-
Goodwill and intangible assets acquired from acquisition of GameIQ	$-	$443,509
Fair value of common shares issued on acquisition of GameIQ	$-	$300,000
Notes payable issued from acquisition of GameIQ	$-	$140,914
Government assistance notes payable and accrued interest assumed on acquisition of GameIQ	$-	$15,400
Fair value of common shares issued in settlement of vendor payable	$-	$36,400

The accompanying notes are integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of RDE, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2023 and the results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. Intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

Agreement and Plan of Merger with CardCash Exchange, Inc.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2023, the Company recorded a net loss of $2,457,572 and used cash in operations of $1,001,156. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2023, the Company had cash on hand in the amount of $2,613,868. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating sufficient revenues to fund operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

COVID-19

The Company is closely monitoring the impact of the pandemic on all aspects of its business, including how the pandemic may continue to impact its employees, suppliers, vendors, and business partners. While the pandemic did not materially affect the Company’s financial results and business operations for the three and nine months ended September 30, 2023, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results in future periods due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended September 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended September 30, 2023
Business to consumer (B2C)	$125,017	$35,723	$35,017	$195,757
Business to business (B2B)	377,159	-	-	377,159
Other	-	-	-	-
Total	$502,176	$35,723	$35,017	$572,916

Three Months Ended September 30, 2022
Business to consumer (B2C)	$158,564	$69,733	$44,704	$273,001
Business to business (B2B)	547,357	-	-	547,357
Other	4,389	-	-	4,389
Total	$710,310	$69,733	$44,704	$824,747

In the following table, revenue is disaggregated by our divisions and type of revenue for the nine months ended September 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Nine Months Ended September 30, 2023
Business to consumer (B2C)	$559,275	$171,416	$124,607	$855,298
Business to business (B2B)	1,250,701	-	-	1,250,701
Other	116	-	-	116
Total	$1,810,092	$171,416	$124,607	$2,106,115

Nine Months Ended September 30, 2022
Business to consumer (B2C)	$513,578	$219,334	$136,166	$869,078
Business to business (B2B)	2,501,066	-	-	2,501,066
Other	25,537	-	-	25,537
Total	$3,040,181	$219,334	$136,166	$3,395,681

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

At September 30, 2023 and 2022, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2023	September 30, 2022
Convertible notes payable	26,258	24,258
Common stock issuable	383,343	383,343
Common stock options	734,783	648,116
Total	1,144,384	1,055,717

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

Advertising Costs

The Company has marketing relationship agreements with various online companies such as portal networks, contextual sites, search engines and affiliate partners. Advertising costs are generally charged to the Company monthly per vendor agreements, which typically are based on visitors and/or registrations delivered to the site or at a set fee. Agreements do not provide for guaranteed renewal and may be terminated by the Company without cause. Such advertising costs are charged to expense as incurred and included in selling, general and administrative expenses in the statements of operations. During the nine months ended September 30, 2023 and 2022, advertising costs were $165,710 and $247,759, respectively.

Customer and Vendor Concentration

As of September 30, 2023 and December 31, 2022, there were two customers and one customer who accounted for over 10% of the Company’s consolidated accounts receivable, respectively. As of September 30, 2023 and December 31, 2022, there were three vendors and three vendors, respectively, who accounted for over 10% of the Company’s consolidated accounts payable. During the nine months ended September 30, 2023 and 2022, there were no customers who accounted for over 10% of the Company’s consolidated net revenue. During the nine months ended September 30, 2023 and 2022, there were no vendors, respectively, who accounted for over 10% of the Company’s purchases.

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

As of December 31, 2022, the ROU assets were $52,608. In April 2023, Restaurant.com signed a lease for its office located in Schaumberg, Illinois. The lease has a term of 36 months and an average base rent of approximately $7,500 per month. At lease commencement, the Company recorded a right-of-use asset and lease liability of $293,798 based upon the present value of all lease payments. During the nine months ended September 30, 2023, the Company reflected a decrease in its ROU asset of $82,555, resulting in a ROU asset balance of $263,851 as of September 30, 2023.

As of December 31, 2022, operating lease liabilities were $59,328. In April 2023, the Company recorded an operating lease liability of $293,798 as discussed above. During the nine months ended September 30, 2023, the Company made lease payments of $67,026 towards its operating lease liability. As of September 30, 2023, ROU lease liabilities under operating leases totaled $286,100.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	September 30,	September 30,
	2023	2022

Lease costs:
Operating lease (included in general and administrative in the Company’s consolidated statement of operations)	$83,000	$73,000

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$77,000	$68,000

Weighted average remaining lease term – operating leases (in years)	3.6	0.8
Average discount rate – operating leases	7%	4%

The supplemental balance sheet information related to leases for the period is as follows:

	September 30,	December 31
	2023	2022
Long-term right-of-use assets	$263,851	$52,608

Short-term operating lease liabilities	$65,232	$59,328
Long-term operating lease liabilities	220,869	-
Total operating lease liabilities	$286,101	$59,328

Supplemental cash flow information related to the lease liabilities are as follows:

Operating
Year Ending June 30:	Lease
2023 (remaining 3 months)	$22,000
2024	92,000
2025	96,000
2026	99,000
2027	34,000
Total lease payments	343,000
Less: Imputed interest/present value	(56,899)
Present value of lease liabilities	$286,101

4. Convertible Note Payable- Past Due

Convertible notes consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Principal balance	$20,000	$20,000
Accrued interest	19,387	17,137
Total principal and accrued interest	$39,387	$37,137

In 2018, the Company merged with Incumaker, Inc. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. At September 30, 2023 and December 31, 2022, the remaining convertible note assumed in the reverse merger had a principal balance outstanding of $20,000, was due July 2017, interest of 15% per annum, and accrued interest payable of $19,387 and $17,137, respectively. As of September 30, 2023, the convertible note, including accrued interest payable, was convertible at $1.50 per share into 26,258 shares of the Company’s common stock.

5. Notes Payable, Acquisitions

Notes payable, acquisitions consists of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

GameIQ acquisition note payable	$115,104	$127,778
Restaurant.com acquisition note payable	-	1,500,000
Total principal balance	115,104	1,627,778
Accrued interest	845	252,194
Total principal and accrued interest	115,949	1,879,972
Less current portion	(34,066)	(1,798,478)
Non-current portion	$81,883	$81,494

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

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the nine months ended September 30, 2023, the Company made principal payments of $12,674. As of September 30, 2023, the notes payable had an aggregate principal balance outstanding of $115,104 and accrued interest payable of $845.

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

6. Government Assistance Notes Payable -SBA Loans

Government Assistance Notes Payable-SBA Loans consists of the following at September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$661,035	$661,035
Accrued interest	34,411	45,541
Total principal and accrued interest	695,446	706,576
Less current portion	(39,876)	(15,217)
Non-current portion	$655,570	$691,359

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month over a period of 30 years. As of September 30, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $661,035 and $661,035 and accrued interest payable of $34,411 and $45,541 respectively.

7. Stockholder’s Equity (Deficit)

Common Stock Transactions

Issuance of Common Stock on Sale of Common Stock

During the nine months ended September 30, 2023, the Company received net proceeds of $2,504,750 for the sale of 1,252,500 shares of common stock at $2.00 per share, as part of a private placement.

Issuance of Common Stock on Conversion of Acquisition Note

On March 1, 2023, the principal and interest balance of approximately $1,770,000 for the Restaurant.com acquisition note payable (see Note 5) was converted into 554,859 shares of the Company’s common stock, and the note was retired.

Issuance of Restricted Stock to Directors

In fiscal 2022, the Company granted 720,000 of shares to members of the Company’s Board of Directors with a fair value of $360,000 or $0.50 per share. The shares vest over a two-year period from grant date.

During the nine months ended September 30, 2023, the Company issued the remaining 480,000 shares of common stock and recognized $140,000 of expense related to the vesting of restricted shares, leaving no remaining future vesting expense.

During the nine months ended September 30, 2022, the Company issued 240,000 of these shares of common stock with a fair value of $190,000 based upon its vesting term

Issuance of Restricted Stock to Employees

In fiscal 2022, the Company granted 150,500 shares of the Company’s restricted stock to employees with a fair value $75,250 or $0.50 per share. The shares vest over a two-year period from grant date.

On April 1,2023, the Company granted 300,000 shares of the Company’s restricted stock with an aggregate fair value of $1,005,000, or $3.35 per share to employees. 200,000 shares of the restricted stock were issued to the Company’s Chief Executive Officer, and 100,000 shares of the restricted stock were issued to other employees. The restricted stock grant vest 33% on the grant date, and 33% on each subsequent anniversary date.

During the nine months ended September 30, 2023, the Company issued 166,667 shares of common stock and recognized $521,945 of expense related to the vesting of restricted shares, leaving $502,500 remaining to be expensed upon vesting in future periods through March 31, 2025.

During the nine months ended September 30, 2022, the Company issued 83,833 of these shares of restricted stock with a fair value of $51,453 based upon its vesting term.

Issuance of Common Stock for Services

During the nine months ended September 30, 2023, the Company issued 150,000 shares of common stock to with a fair value of $523,500, or $3.49 per share, to a consultant for services rendered, which was fully expensed when granted.

During the nine months ended September 30, 2022, the Company issued 223,117 shares of common stock to with a fair value of $230,508, to consultants for services rendered, which was fully expensed when granted.

Common Stock Issuable

At September 30, 2023 and December 31, 2022, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying condensed consolidated financial statements.

Stock Options

A summary of stock options for the nine months ended September 30, 2023, is as follows:

	Number of Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2022	648,116	4.59
Options granted	95,000	3.35
Options exercised	(8,333)	1.00
Options expired or forfeited	-	-
Balance outstanding, September 30, 2023	734,783	$4.43
Balance exercisable, September 30, 2023	642,073	$4.68

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

During the nine months ended September 30, 2023, the Company recognized $242,696 of compensation expense relating to vested stock options. As of September 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $327,367, which will be recognized as an expense as the options vest in future periods through March 31, 2025.

The weighted average remaining contractual life of common stock options outstanding and exercisable at September 30, 2023 was 6.08 years. Based on a fair market value of $4.30 per share on September 30, 2023, the intrinsic value attributed to exercisable but unexercised common stock options was $1,721,300 at September 30, 2023.

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

Agreement and Plan of Merger with CardCash Exchange, Inc.

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

COVID-19

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

Going Concern

During the nine months ended September 30, 2023, we incurred a net loss of $2,457,522, utilized cash in operations of $1,001,156, and had a stockholders’ equity of $196,303 as of September 30, 2023. At September 30, 2023, we had cash of $2,613,868 available to fund its operations, including expansion plans, and to service its debt.

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

Results of Operations - Three months ended September 30, 2023, compared to three months ended September 30, 2022

Revenue

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended September 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Three Months Ended September 30, 2023
Business to consumer (B2C)	$125,017	$35,723	$35,017	$195,757
Business to business (B2B)	377,159	-	-	377,159
Other	-	-	-	-
Total	$502,176	$35,723	$35,017	$572,916

Three Months Ended September 30, 2022
Business to consumer (B2C)	$158,564	$69,733	$44,704	$273,001
Business to business (B2B)	547,357	-	-	547,357
Other	4,389	-	-	4,389
Total	$710,310	$69,733	$44,704	$824,747

Revenue for the three months ended September 30, 2023, was $572,916, a decrease of approximately $251,831 or 31%, as compared to $824,747 in the same period of the prior year. The decrease was due to

Operating Expenses

Cost of Revenues

Cost of revenues consists primarily of the costs incurred to generate revenues, consisting primarily of transaction fees. Management expects these costs to increase in the future as the Company focuses on increasing its revenues.

Costs of revenues decreased to $59,417 during the three months ended September 30, 2023, as compared to $38,798 during the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, our cost of revenues, as a percentage of revenue, was 10% and 5%, respectively. The increase in cost of revenues, as a percentage of revenue, was from .

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

Selling, general and administrative expenses were $669,386 during the three months ended September 30, 2023, as compared to $1,315,716 during the three months ended September 30, 2022, a decrease of $646,330. The decrease was related mainly to a $637,681 employee retention tax refund, which did not occur in the prior year period.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $0 and $37,144 during the three months ended September 30, 2023 and 2022, respectively.

Loss from Operations

For the three months ended September 30, 2023, we incurred a loss from operations of $190,054, as compared to a loss from operations of $566,911 for the three months ended September 30, 2022. The increase in loss from operations was due to the decrease in revenue and decreased operating expenses discussed above.

Other Income (Expenses)

Interest expense was $1,916 for the three months ended September 30, 2023, as compared to interest expense of $29,431 for the three months ended September 30, 2022.

Net Loss

We realized a net loss of $191,970 for the three months ended September 30, 2023, as compared to net loss of $596,342 for the three months ended September 30, 2022. The change to net loss was due to the decrease in revenue offset by decreased operating expenses and interest expense, as discussed above.

Results of Operations - Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

Revenue

In the following table, revenue is disaggregated by our divisions and type of revenue for the nine months ended September 30, 2023 and 2022:

Sales Channels	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Nine Months Ended September 30, 2023
Business to consumer (B2C)	$599,275	$171,416	$124,607	$855,298
Business to business (B2B)	1,250,701	-	-	1,250,701
Other	116	-	-	116
Total	$1,810,092	$171,416	$124,607	$2,106,115

Nine Months Ended September 30, 2022
Business to consumer (B2C)	$513,578	$219,334	$136,166	$869,078
Business to business (B2B)	2,501,066	-	-	2,501,066
Other	25,537	-	-	25,537
Total	$3,040,181	$219,334	$136,166	$3,395,681

Revenue for the nine months ended September 30, 2023, was $2,106,115, a decrease of approximately $1,289,566 or 38%, as compared to $3,395,681 in the same period of the prior year.

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

Costs of revenues decreased to $255,683 during the nine months ended September 30, 2023, as compared to $637,096 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, our cost of revenues, as a percentage of revenue, was 12% and 19%, respectively. The decrease in cost of revenues, as a percentage of revenue, was from Fandango movie ticket costs related to the agreement with our Provider discussed above. No similar Provider agreement activity occurred during the current year period.

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

Selling, general and administrative expenses were $4,273,187 during the nine months ended September 30, 2023, as compared to $4,227,766 during the nine months ended September 30, 2022, an increase of $45,421. The increase was related mainly to a $817,958 increase in stock-based compensation for directors, employees and contractors in the current period offset by a $637,681 employee retention tax refund, which did not occur in the prior year period.

Amortization of Intangible Assets

Amortization of intangible assets relates to our acquisition of GameIQ effective February 28, 2022, and Restaurant.com, effective January 30, 2020. Amortization of intangible assets was $0 and $86,668 during the nine months ended September 30, 2023 and 2022, respectively.

Loss from Operations

For the nine months ended September 30, 2023, we incurred a loss from operations of $2,422,755, as compared to a loss from operations of $1,555,849 for the nine months ended September 30, 2022. The increase in loss from operations was due to the decrease in revenue offset by the decreased operating expenses discussed above.

Other Income (Expenses)

The Company had other expenses of $34,817 for the nine months ended September 30, 2023, as compared to other income of $1,037,998 for the nine months ended September 30, 2022. Other income for the nine months ended September 30, 2022, consisted of a gain on legal settlement of $69,000, a gain on vender settlement of $28,600, and a gain from the forgiveness of a government assistance loan of $1,025,535, all of which did not occur in the current year period. Interest expense was $34,817 for the nine months ended September 30, 2023, as compared to interest expense of $85,137 for the nine months ended September 30, 2022.

Net Loss

We realized a net loss of $2,457,572 for the nine months ended September 30, 2023, as compared to a net loss of $517,851 for the nine months ended September 30, 2022. The change to net loss from net income was primarily from recording a gain on legal settlement of $69,000, a gain on vendor settlement of $28,600, and a gain from the forgiveness of a government assistance loan of $1,025,535, which did not occur in the current year period, offset by the decrease in revenue and increased operating expenses during the nine months ended September 30, 2023, as compared to the prior year period.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2023, the Company recorded a net loss of $2,457,572, used cash in operations of $1,001,156, and had a stockholders’ equity of $196,302 at September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued.

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

At September 30, 2023, we had cash on hand in the amount of $2,613,868. Our continuation as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

The Company’s consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(1,001,156)	$(717,244)
Net cash provided by investing activities	-	12,805
Net cash provided by financing activities	2,492,066	236,864
Net increase (decrease) in cash and cash equivalents	$1,490,911	$(467,575)

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

Cash used in operating activities for the nine months ended September 30, 2023 was approximately $1,001,156 and consisted of a net loss of $2,457,252, adjustments for non-cash stock based compensation, which totaled $1,428,142, and $28,274 in changes in working capital and other activities.

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

Investing Activities

The Company had no investing activities for the nine months ended September 30, 2023. Cash provided by investing activities for the nine months ended September 30, 2022 was $12,805 and was cash received on the acquisition of GameIQ.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $2,492,066, which was from proceeds of $2,504,750 from the sale of common stock, offset by $12,684 of principal payments on our acquisition notes payable.

For the nine months ended September 30, 2022, cash provided by financing activities was $236,864, which was from proceeds received of $250,000 the sale of common stock, and $13,136 of principal payments on our acquisition notes payable.

Convertible debt assumed upon reverse merger consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Principal balance	$20,000	$20,000
Accrued interest	18,637	17,137
Total principal and accrued interest	$38,637	$37,137

On November 5, 2018, the Company completed a merger agreement dated October 23, 2018 with Incumaker, Inc., whereby all of the shareholders of the Company exchanged their shares of common stock in exchange for shares of Incumaker, Inc. common stock. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger agreement with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. The notes payable had interest rates ranging from 8% to 22% per annum. At September 30, 2023 and December 31, 2022, the remaining convertible debt assumed in the transaction had a principal balance outstanding of $20,000, and accrued interest payable of $18,637 and $17,137, respectively. As of September 30, 2023, convertible debt assumed in the transaction, including accrued interest payable, was convertible at $1.50 per share into 25,758 shares of the Company’s common stock.

Convertible Debt Assumed Upon Reverse Merger - Past Due

Convertible notes consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Total principal balance	$20,000	$20,000
Accrued interest	19,387	17,137
Total principal and accrued interest	$39,387	$37,137

In 2018, the Company merged with Incumaker, Inc. The merger was treated as a reverse merger and recapitalization of the Company for financial accounting purposes. In conjunction with the merger with Incumaker, Inc., the Company assumed certain outstanding convertible notes payable. At September 30, 2023 and December 31, 2022, the remaining convertible note assumed in the reverse merger had a principal balance outstanding of $20,000, was due July 2017, interest of 15% per annum, and accrued interest payable of $19,387 and $17,137, respectively. As of September 30, 2023, the convertible note, including accrued interest payable, was convertible at $1.50 per share into 26,258 shares of the Company’s common stock.

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

As of December 31, 2022, the notes payable had an aggregate principal balance outstanding of $127,788 and accrued interest payable of $688. During the nine months ended September 30, 2023, the Company made principal payments of $12,674. As of September 30, 2023, the notes payable had an aggregate principal balance outstanding of $115,104 and accrued interest payable of $845.

Government Assistance Notes Payable-SBA Loans

Government Assistance Notes Payable-SBA Loans consists of the following at September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022

Economic Injury/Disaster Loans	$661,035	$661,035
Accrued interest	34,411	45,541
Total principal and accrued interest	695,446	706,576
Less current portion	(39,876)	(15,217)
Non-current portion	$655,570	$691,359

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month over a period of 30 years. As of September 30, 2023 and December 31, 2022, the note payable had a principal balance outstanding of $661,035 and $661,035 and accrued interest payable of $34,411 and $45,541 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RDE, INC.

Date:	November 13, 2023	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

