Form 10-K
period 2023-12-31
RDE, Inc.
filed 2024-04-09
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56417

RDE, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State of incorporation)	(I.R.S. Employer Identification No.)

1100 Woodfield Road, Suite 510, Schaumberg, IL	60173
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2023 was $37,598,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 25,524,467 shares of Common Stock outstanding as of March 1, 2024.

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

ii

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to RDE, Inc., a Delaware corporation, and its consolidated subsidiaries.

RDE, Inc. owns and operates Restaurant.com, a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Our profile fundamentally changed with the acquisition of CardCash Exchange, Inc. (“CardCash”) in December 2023. CardCash buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers including Target, Home Depot, Starbucks and TJ Maxx, among others.

The acquisition and integration of the CardCash has changed our financial position, market profile and brand focus, and has also expanded our search for additional business opportunities in the short-term, both internal and external.

We believe the CardCash acquisition added valuable attributes, including (1) CardCash’s brand awareness and acceptance from the consumer; and (2) experienced management.

●	Brand awareness – CardCash was initially formed approximately 15 years ago, and we believe this history, along with strong marketing push along multiple front have led to strong consumer awareness and acceptance.

●	Experienced management – As part of the CardCash acquisition, member of the executive leadership team of CardCash have joined us. Elliot Bohm, President of CardCash prior to the merger with RDE, remains as President of CardCash following the closing of the merger and has joined the Board of Directors of RDE. Marc Ackerman, Chief Operating Officer of CardCash prior to the merger with RDE, continues to serve as Chief Operating Officer of CardCash following the closing of the merger.

Merger with CardCash Exchange, Inc.

On December 29, 2023, RDE, Inc. completed the acquisition of CardCash Exchange, Inc. (“CardCash”). The acquisition was made pursuant to a plan of merger agreement dated August 18, 2023, between RDE, and Elliott Bohn, in his capacity as stockholder representative for CardCash’s stockholders. The Company acquired all of the issued and outstanding equity interests of CardCash from CardCash’s stockholders for $26,682,000, made up of 6,108,007 shares of RDE’s common stock with a fair value of $24,432,000 or $4.00 per share, $750,000 in cash (including $250,000 advanced in October 2023), and the issuance of notes payable for $1,500,000.

Our Business

We have two principal divisions, B2C and B2B, for both CardCash and for Restaurant.com.

CardCash

CardCash operates as a leading gift card exchange platform, facilitating the purchase and sale of unused gift cards at discounted rates for both consumers and businesses. The Company’s mission is to provide a seamless marketplace for individuals looking to maximize the value of their gift cards while also offering businesses innovative solutions to leverage this market.

CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers, such as Target, Home Depot, Starbucks and TJ Maxx, among others. By connecting buyers and sellers, CardCash enables consumers to unlock value from unused gift cards and save significant amounts on their purchases.

CardCash purchases unused gift cards at a value lower than their face worth and subsequently retails them at a discounted rate to discerning shoppers nationwide. This avenue not only allows individuals to obtain cash for their unneeded gift cards but also enables them to make cost-effective purchases through discounted gift cards.

With advanced fraud prevention technology, known as FraudFix, CardCash ensures the security and integrity of all transactions conducted on its platform. This commitment to trust and reliability has contributed to its success in saving consumers over $100 million since its inception.

In addition to its consumer-focused operations, CardCash provides white-label solutions for brands, allowing them to integrate gift card exchange capabilities into their own platforms. Major retailers like Amazon, Best Buy, CVS and Dell have capitalized on these solutions to enhance their customer offerings and drive additional revenue streams through gift cards without compromising product value.

By fostering a mutually beneficial ecosystem, CardCash.com drives a scenario where consumers and businesses effortlessly trade unwanted gift cards while others access these cards at discounted rates, simultaneously benefiting merchants as unused gift cards are utilized to convert financial liabilities into revenue.

Furthermore, CardCash facilitates Business-to-Business (B2B) exchanges, enabling companies to efficiently manage surplus gift card inventory and procure gift cards in bulk for various business needs. This service not only benefits businesses but also contributes to a thriving gift card market projected to reach $1.4 trillion by 2026.

Moreover, CardCash is committed to social responsibility through partnerships with charitable organizations. Initiatives like the collaboration with Charity On Top for fundraising efforts during natural disasters showcase CardCash’s dedication to giving back to the community. Partnerships with reputable institutions such as St. Jude’s Research Hospital demonstrate CardCash’s commitment to supporting critical causes and making a positive impact.

Among its offerings, CardCash Incentives provides new gift cards for over 300 brands at discounted rates, catering to businesses seeking employee engagement and customer loyalty through customized gift card solutions. The recent introduction of the CardCash uChoose platform further enhances the Company’s portfolio by offering businesses the option to provide gift card choices from a wide selection of brands to recipients.

Overall, CardCash’s multifaceted approach to the gift card market, coupled with its focus on innovation and social impact, positions the Company as a key player in the industry with a strategic vision for continued growth and success.

CardCash Growth Plans

CardCash intends to grow its current four business channels, bulk to bulk, bulk to retail, retail to bulk and retail to retail, to take advantage of the projected expansion by 2026 of the global market for gift cards to $1.4 trillion (see ““Business - Pending Acquisition – CardCash Exchange, Inc.”) as follows:

●	Increase Access to Strategic Partnerships and Expanded Data. CardCash intends to transition from having its own online platform for both consumers and repeat high-volume sellers of gift cards to operating exchanges. CardCash currently operates approximately 25 branded exchanges. CardCash is focusing on three business growth concepts:

Branded Exchange for Retailer Partnerships

CardCash intends to increase the number of gift card exchanges on partner websites to send traffic to CardCash.com. CardCash launched its first branded exchange partnership with CVS Pharmacy in 2012 and experienced an increase in the amount of spending by both new and existing customers. In 2017, CardCash and Amazon launched a branded exchange which has grown to be CardCash’s most successful partnership to date. In 2023, Mastercard and Amazon led all CardCash branded exchanges with $1,800,000 and $1,900,000 in revenue, respectively.

CardCash Checkout

CardCash is developing the technology to allow retailers to accept any gift card, anywhere, at any time to reduce the combined interchange fee for businesses, result in new-found money for customers and increase the average amount purchased. CardCash profits by selling the card on the secondary market, the transaction is sourced from the point of checkout, and by not being on CardCash’s website, represents a perpetuating network.

CardCash Giving

The purpose of this concept is to allow consumers to pay for their retail purchases with gift cards and to have the charity of their choice receive a donation, thereby increasing the appeal of using CardCash at checkout. CardCash has developed this donation platform to allow customers to use the power of their shopping to support the charity of their choice. CardCash has an existing partnership with St. Jude Children’s Research Hospital that allows customers to spend gift cards anywhere they want while donating to cutting-edge medical research. The giving platform works by (i) CardCash negotiating 5% - 20% discounts on the gift cards, (ii) splitting that discount 70/30 with the charity and (iii) giving the retailer a tax write-off of 70%. Through CardCash’s platform, consumers can, for example, help families pay down student loan debt and contribute to research and awareness for childhood illnesses, improved heart health, etc.

●	Increase Marketing Efforts. CardCash has spent only $807,031 in marketing its services or 0.9% of its gross revenues. CardCash intends to increase its marketing to retailers and consumers to accelerate its sales of gift cards.

●	Increase Profit Margins. CardCash intends to shift its cost structure to allow it to process scalable volumes of 4-5X its current number of gift cards with a very slight increase in cost. CardCash believes that a more efficient use of machine learning transaction processing with richer data from a strategic subset can empower it to scale its model to meet the needs of the gift card market. CardCash is seeking a strategic investment and collaboration, in addition to what it receives by its merger with RDE, to bring data synergy and higher margins from more reliable processing. While the bulk-to-bulk channel is expected to represent the largest contributor of CardCash’s sales in the years to come, the other three channels are projected to grow at a faster rate and account for an aggregate 50% of sales over the next two years. CardCash expects to drive top-line growth by adding new branded exchange partnerships that in turn are expected to generate more users and increase demand for other services. CardCash currently has a 13.3% gross margin for its four revenue streams combined. Of the four channels, retail-to-bulk has the highest margin at approximately 17%, while bulk-to-bulk has the lowest margins at approximately 10%. CardCash is working to improve its gross margin by switching to a more balanced and profitable sales channel breakdown. CardCash’s goal is to achieve gross margin of 15% in 2023 and 19% in 2024. CardCash anticipates that its gross margins will increase approximately 8% in the next two years based on retail-sourced inventory and retail sales. CardCash’s focus is to maximize inventory sourced through checkout and branded exchange initiatives to drive significant volume on the secondary market and generate higher gross margins.

Restaurant.com Business to Customer Division

Our B2C division accounted for 45% of gross revenue in our fiscal year ended December 31, 2023. To our database of 6.2 million customers, we sell:

● Discounted certificates for 10,000 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for six months.

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offering (“Specials”), generating significantly greater revenue per customer when compared to purchasing our other products. The average order value for these Specials sales is nearly five times a certificate purchase. Specials generated over 5% of our past year’s B2C revenue from 60% of the B2C orders for the fiscal year ended December 31, 2023. We believe that our relationships with small businesses presents a significant revenue opportunity through such cross-promotions.

Restaurant.com Business to Business Division

Our B2B division accounted for 55% of our gross revenue in our fiscal year ended December 31, 2023. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

● generate new customers;

● increase sales at the point of sale;

● reward points/customer loyalty;

● convert to paperless billing and auto-bill payment.

● motivate specific customer behavior such as free home repair estimates and test drives for auto dealers;

● renew subscriptions and memberships; and

● address customer service issues.

Restaurant.com Other Business

We also generate revenue through third-party offers and display ad revenue. This comprises a de minimis portion of our gross revenue.

Restaurant.com Attractive Customer Demographics

We intend to grow and leverage our customer database of 6.2 million which we believe is of value to merchants for a variety of services and products.

Marketing

We primarily use marketing to acquire and retain high-quality merchants and customers and promote awareness of our marketplaces. In 2023, for Restaurant.com we spent approximately $807,000 on advertising and marketing efforts to increase our visibility and establish stronger relationships with our customers, merchants and partners.

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

Email. The emails for discount certificates for restaurants contain one headline deal with a full description of the deal and a sampling of dining deals which are available within a customer’s market. The emails for Specials by Restaurant.com include featured travel, entertainment and wine deals in addition to various other product deals.

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

Marketing. Our marketing department is responsible for managing the Restaurant.com brand, the B2C discount certificate and Specials offerings, creating the promotional calendar, all creative assets used in our marketing channels such as the website, email and affiliate partnerships, including imagery and editorial content, negotiation with affiliate and merchant partners, revenue management, company analytics and B2B marketing and brand assets. As of December 31, 2023, our Marketing team consisted of three employees. We have an agreement with Commission Junction for a monthly payment of $1,500 to $3,500 that generates potential leads with companies that earn a commission by promoting our discount deals on their websites for which they receive between 3% to 15% of the revenue we receive from a customer’s purchase of a discount certificate.

Customer Service Representatives. Our customer service representatives can be reached via email 24 hours a day, seven days a week. The customer service team also works with our information technology team to improve the customer experience on the website and mobile applications based on customer feedback. As of December 2023, we employed four customer representatives.

Technology. We employ technology to improve the experience we offer to customers and merchants, increase the rate at which our customers purchase and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology. We devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. Our information technology team is focused on the design and development of new features and products, maintenance of our websites and development and maintenance of our internal operations systems. As of December 31, 2023, our information technology team consisted of five employees.

Competition

CardCash

CardCash faces competition from a number of competitors but believes that it has key attributes that provide it with a competitive advantage in the market for unused gift cards. The following chart summarizes the principal differences between CardCash and its competitors:

Other Players
Ability to dictate pricing
Immediate transaction
No-fee transactions
Bulk seller/buyer services
Branded exchange partnerships
Industry Leading Fraud prevention technology
Business model	Principal-based	Marketplace	Various

Although CardCash believes it compete favorably on the factors described above, it anticipates that larger, more established companies may directly compete with it on a principal-based model and such a competitor could have greater financial, technical, marketing and other resources than it does. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to reduce the number of potential consumers and retailers that form the basis of CardCash’s revenue base.

Restaurant.com

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

We believe we compete favorably on several of the factors described above and plan to increase our standing in each of these categories. As of December 31, 2023, our customer base was 6.2 million and during 2023 we featured deals at over 184,000 restaurants and merchants.

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

CardCash purchased a patent (US 8,751,294 B2) from e2interactive relating to the processing of valuable-ascertainable items, such as gift cards, by retailers. The patent was issued on June 10, 2014, and is expected to expire December 4, 2029.

CardCash has a registered trademark for “CardCash” that was first issued on June 12, 2012, and is renewable every ten years. CardCash renewed the trademark in 2022 for an additional ten-year term.

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

Employees

As of December 31, 2023, we had 64 full time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined under The Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.235 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

There is substantial doubt about our ability to continue as a going concern. We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives, and we received a going concern qualification in our 2023 audit.

For the year ended December 31, 2023, we recorded a loss from operations of $8,100,406 and used cash in operating activities of $541,791. At December 31, 2023, our cash and cash equivalents balance was $4,099,737. At December 31, 2023, the outstanding balance on our line of credit facility was $6,737,385, we had $2,294,779 outstanding in promissory notes, and $40,137 of convertible notes payable, including interest, were past due. Our independent registered public accounting firm, in their report to our December 31, 2023, financial statements, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to generate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer.

If CardCash is not able to achieve profitability within the next few years, our shareholders will have experienced unnecessary dilution, and our ability to achieve our business plan could be significantly delayed or threatened.

CardCash has had a history of net operating losses since its inception. For the years ended December 31, 2023 and 2022, CardCash had operating losses of $3,080,406 and $5,600,348, respectively. Our business plan contemplates our growth in gross and net revenues to increase our share price and to facilitate accretive acquisitions of ecommerce companies so the inability of CardCash to be profitable could delay or thwart our efforts to achieve our business goals. The principal risks to CardCash achieving profitability are (i) feasibility of the Company’s expense management activities, (ii) government regulations, including the Card Act, privacy concerns and oversight of financial institutions and money transmitters as set forth in the risk factors below, (iii) new competitors, (iv) liability for claims relating to service offerings and branded exchanges, (v) maintaining its network infrastructure as set forth below, (vi) preventing security breaches as set forth below, (vii) limiting fraudulent transactions and chargebacks on gift cards, (viii) payment related risks as set forth below, (ix) overcoming the limited experience of principals in operating a public company, (x) the potential loss of key executives as set forth below, and (xi) future pandemics.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. We have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include (i) we had inadequate segregation of duties consistent with control objectives. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations; and (ii) we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common

We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.

An essential part of our success depends on restaurants remaining in business and customers wanting to dine at those restaurants. The COVID-19 outbreak caused restaurants in many states to have to close temporarily and a similar pandemic in the future could negatively impact sales and our overall liquidity.

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

Global inflation also increased during 2022. The Russia Ukraine conflict and other geopolitical conflicts, as well as related international response, has exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which has resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated increases in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected. Currently, the most significant impact of inflation on us is the increase in employee wages.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Ketan Thakker, our President and CEO, Elliot Bohm, Chief Executive Officer of our subsidiary, CardCash, and Marc Ackerman, Chief Operating Officer of our subsidiary, CardCash, and Balazs Wallisch Chief Technology Officer at Restaurant.com. Mr. Thakker’s employment agreement does not prevent him from terminating his employment with us at any time. As a result, these executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

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

Our officers and directors beneficially own approximately 24% of our outstanding shares of common stock. Such concentrated control may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in our management since the insiders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In addition, sales by our insiders or affiliates along with any other market transactions, could negatively affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We use, store and process data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the areas of security and compliance, application security, infrastructure security and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.

We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.

Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to Company data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors—Risks Related to Our Company and Our Business—We are subject to cyber security risks and risks of data loss or other security breaches.”

Risk Management Oversight and Governance

Our Board of Directors has oversight of our cybersecurity program and has delegated the quarterly assessments and management of cybersecurity risks to the Audit Committee.

Our IT Manager and our IT Administrator oversee our information security program and lead our information security team. Our IT Manager has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over ten years of experience leading cross-functional organizations in the development and operation of large-scale systems.

Our IT Manager reports quarterly to the Audit Committee of the Board of Directors on the information security program and related cyber risks and provides an annual update to the Board of Directors on the Company’s overall risk management strategy, which includes addressing cybersecurity risks. Any cybersecurity incidents at the Company are reported to the Audit Committee by the IT Manager.

ITEM 2. PROPERTIES

Our principal executive offices, including Restaurant.com, are located at 1100 Woodfield Road, Suite 510, Schaumberg, IL 60173 and consists of approximately 7,850 square feet. The corresponding lease was executed in April 2023 for a term of 36 months and an average base rent of approximately $7,500 per month.

In July 2018, CardCash signed a lease for its office located in Woodbridge , New Jersey. The lease has a term of 70 months through April 2024, and an average base rent of approximately $17,000 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

Subsequent to December 31, 2023, the Company received net proceeds of $2,809,000 for the sale of 1,404,500 shares of common stock at $2.00 per share, as part of a private placement.

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

	High	Low
Year Ending December 31, 2023
October 1, 2023 through December 31, 2023	$4.45	$3.15
July 1, 2023 through September 30, 2023	$4.60	$2.97
April 1, 2023 through June 30, 2023	$3.70	$2.88
January 1, 2023 through March 31, 2023	$3.39	$1.35

Year Ending December 31, 2022
October 1, 2022 through December 31, 2022	$3.00	$1.42
July 1, 2022 through September 30, 2022	$3.20	$0.20
April 1, 2022 through June 30, 2022	$1.61	$0.40
January 1, 2022 through March 31, 2022	$1.10	$0.35

Holders

As of December 31, 2023, there were 1,621 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2023.

Plan	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Category	(a)	(b)	I
Equity Compensation Plans (1)
Approved by Security Holders 2019 Plan	743,116	$4.43	39,256,884

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “RDE” “we,” “us,” “our” and other similar terms refer to RDE, Inc. and its subsidiaries and references to “CardCash” refer to the Company, formerly known as CardCash Acquisition Corp., prior to the Merger (as defined below).

The following discussion and analysis of the financial condition and results of operations of RDE should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of December 31, 2023 (Successor) and for the period from January 1, 2023 through December 29, 2023 (Predecessor), and for the year ended December 31, 2022 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” All figures are presented in thousands, except percentages, rates and unless otherwise noted.

References to “Notes” are notes included in our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Background

On March 1, 2020, we acquired the assets of Restaurant.com, Inc. Restaurant.com, Inc. is a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand.

On February 28, 2022, the Company completed the acquisition of GameIQ, a California corporation, that is a developer of consumer gamification technologies for retail businesses. The Company issued 600,000 restricted shares of its common stock with a fair value of $300,000, and promissory notes aggregating $140,914 and bearing interest at 1% per annum, to Balazs Wellisch, President and co-founder, and Quentin Blackford, Director, of GameIQ. Each note required repayment in nine equal biannual installments, with the first installment due on the nine-month anniversary of the closing. Balazs Wellisch became Chief Technology Officer of Restaurant.com, a subsidiary of the Company.

On December 29, 2023, RDE, Inc. completed the acquisition of CardCash Exchange, Inc. (“CardCash”). The acquisition was made pursuant to a plan of merger agreement dated August 18, 2023, between RDE, and Elliott Bohn, in his capacity as stockholder representative for CardCash’s stockholders. The Company acquired all of the issued and outstanding equity interests of CardCash from CardCash’s stockholders for $26,682,000, made up of 6,108,007 shares of RDE’s common stock with a fair value of $24,432,000 or $4.00 per share, $750,000 in cash (including $250,000 advanced in October 2023), and the issuance of notes payable for $1,500,000. Elliot Bohm, President of CardCash prior to the merger with RDE, remains as President of CardCash following the closing of the merger and has joined the Board of Directors of RDE as well as serving as a member of the Board of Directors of CardCash. Marc Ackerman, Chief Operating Officer of CardCash prior to the merger with RDE, continues to serve as Chief Operating Officer of CardCash following the closing of the merger.

Business Overview

We have two principal divisions, B2C and B2B, for both CardCash and for Restaurant.com.

CardCash

CardCash operates as a leading gift card exchange platform, facilitating the purchase and sale of unwanted gift cards at discounted rates for both consumers and businesses. The Company’s mission is to provide a seamless marketplace for individuals looking to maximize the value of their gift cards while also offering businesses innovative solutions to leverage this market.

CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers, such as Target, Home Depot, Starbucks and TJ Maxx, among others. By connecting buyers and sellers, CardCash enables consumers to unlock value from unused gift cards and save significant amounts on their purchases.

CardCash purchases unwanted gift cards at a value lower than their face worth and subsequently retails them at a discounted rate to discerning shoppers nationwide. This avenue not only allows individuals to obtain cash for their unneeded gift cards but also enables them to make cost-effective purchases through discounted gift cards.

With advanced fraud prevention technology, known as FraudFix, CardCash ensures the security and integrity of all transactions conducted on its platform. This commitment to trust and reliability has contributed to its success in saving consumers over $100 million since its inception.

Restaurant.com

Restaurant.com is a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. We derive our revenue from transactions in which we sell discount certificates for restaurants on behalf of third-party restaurants. Founded in 1999, we connect digital consumers, businesses, and communities offering dining and merchant deal options nationwide at over 182,500 restaurants and retailers to over 7.8 million customers. Our 10,000 core restaurants and 170,000 Dining Discount Pass restaurants and retailers extend nationwide. Our top three B2C markets are New York, Chicago and Los Angeles.

Restaurant.com Business to Customer Division

Our B2C division accounted for 45% of gross revenue in our fiscal year ended December 31, 2023. To our database of 6.2 million customers, we sell:

● Discounted certificates for 10,000 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for six months.

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offering (“Specials”), generating significantly greater revenue per customer when compared to purchasing our other products. The average order value for these Specials sales is nearly five times a certificate purchase. Specials generated over 5% of our past year’s B2C revenue from 60% of the B2C orders for the fiscal year ended December 31, 2023. We believe that our relationships with small businesses presents a significant revenue opportunity through such cross-promotions.

Restaurant.com Business to Business Division

Our B2B division accounted for 55% of our gross revenue in our fiscal year ended December 31, 2023. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

● generate new customers;

● increase sales at the point of sale;

● reward points/customer loyalty;

● convert to paperless billing and auto-bill payment.

● motivate specific customer behavior such as free home repair estimates and test drives for auto dealers;

● renew subscriptions and memberships; and

● address customer service issues.

Restaurant.com Other Business

We also generate revenue through third-party offers and display ad revenue. This comprises a de minimis portion of our gross revenue.

Restaurant.com Attractive Customer Demographics

We intend to grow and leverage our customer database of 6.2 million which we believe is of value to merchants for a variety of services and products.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, adversely affected work forces, economies and financial markets globally. The outbreak has negatively impacted our revenues as a result of the temporary closures of restaurants throughout the United States where our discount certificates and Discount Dining Passes were accepted and where dining was being restricted to outdoor locations or to capacity constraints for indoor dining. Our revenues from purchase of our discount certificates in 2020, 2021 and 2022 declined since they could only be redeemed when dining in the restaurants and also were not accepted for payment by third-party platforms that facilitated ordering and delivery of food on-demand. As the COVID-19 pandemic has abated, our revenues improved in fiscal 2023.

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

Going Concern

The Company has a history of reporting net losses. At December 31, 2023, the Company had cash of $4,099,737 available to fund its operations, including expansion plans, and to service its debt, and a negative working capital of $1,849,427.

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative operating cash flows during 2023 and 2022. We have financed our working capital requirements through borrowings from various sources and the sale of our equity securities.

As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

On August 18, 2023, RDE, Inc. (“RDE”) entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed. RDE’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of Card Cash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of RDE consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods. Collectively, RDE (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Year ended December 31, 2023 compared to Year ended December 31, 2022

Results of Operations – Twelve months ended December 31, 2023, compared to twelve months ended December 31, 2022

RDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Net Sales	$484,860	$86,661,944	$97,008,102
Cost of sales	418,350	76,220,645	86,527,509
Gross profit	66,510	10,441,299	10,480,593

Operating Expenses
Selling, general and administrative expenses	5,086,510	11,152,428	11,268,508
Amortization of capitalized software costs	-	1,080,537	3,678,233
Amortization of intangible assets	-	300,000	300,000
Intangibles and property and equipment		738,740	-
Impairment of intangibles	-	250,000	-
Goodwill impairment	-	-	834,200
Total operating expenses	5,086,510	13,521,705	16,080,941

Loss from operations	(5,020,000)	(3,080,406)	(5,600,348)

Other income (expense):
Interest expense	-	(2,890,466)	(2,723,332)
Gain on forgiveness of debt	-	5,876,000	-
Total other income (expense), net	-	2,985,534	(2,723,332)
Net loss before income taxes	(5,020,000)	(94,872)	(8,323,680)
Income taxes	-	(29,673)	(899)
Net loss	$(5,020,000)	$(124,545)	$(8,324,579)

Sales

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Sales	$484,860	$86,661,944	$86,527,509

For the years ended December 31, 2023 and 2022, the Company’s operating revenues consisted of sales generated by our CardCash business.

Predecessor

Sales for the period January 1, 2023 to December 29, 2023, were $86,661,944, a decrease of approximately $10,346,158 or 10.7%, as compared to $97,008,102 in the year ended December 31, 2022. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 12.0%, as compared to a gross margin of 10.8% in the prior year period. While our sales decreased 10.7% over the prior year period, our gross profit was consistent with the prior year period.

Successor

Sales for the period December 30, 2023 to December 31, 2023, were $484,860.

Cost of Sales

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Cost of Sales	$418,350	$76,220,645	$97,008,102

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Predecessor

Costs of sales for the period January 1, 2023 to December 29, 2023 decreased to $76,220,645, as compared to $86,527,509 during the year ended December 31, 2022. Our cost of sales, as a percentage of sales, were 88.0% and 89.2%, respectively. The decline in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Successor

Cost of sales for the period December 30, 2023 to December 31, 2023, were $418,350, and were related to our Successor sales discussed above.

Operating Expenses

Selling, General and Administrative Expenses

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Selling, general and administrative expenses	$5,086,510	$11,152,428	$11,268,508

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

Predecessor

Selling, general and administrative expenses were $11,152,428 for the period January 1, 2023 to December 29, 2023, as compared to $11,268,508 during the year ended December 31, 2022, an increase of $339,920. The increase was from general changes in our business and operations.

Successor

Selling, general and administrative expenses were $5,086,510 during the period December 30, 2023 to December 31, 2023. Selling, general and administrative expenses were for common shares issued per the term of executive employment agreements including $5,000,000 recognized upon the close of the Merger, and $86,510 general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributable to the Company’s capitalized software development costs. Amortization expenses were $1,080,537 during the year ended December 31, 2023, as compared to $3,678,000 during the year ended December 31, 2022, a decrease of $2,597,696.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $300,000 during the year ended December 31, 2023, as compared to $300,000 during the year ended December 31, 2022.

Impairment of property and equipment.

During the year ended December 31, 2023, the Company determined that certain property and equipment were impaired, resulting in a charge to operations of $738,740 at December 31, 2023. No similar event occurred in the prior year period.

Write-off of Impaired Intangible Assets

During the year ended December 31, 2023, the Company determined that certain intangible assets were impaired, based on a third party valuation, resulting in a charge to operations of $250,000 at December 31, 2023. No similar event occurred in the prior year period.

Impairment of Goodwill. We test for goodwill annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the year ended December 31, 2022, the Company determined that its goodwill was impaired, resulting in a charge to operations of $834,200 at December 31, 2022. No similar event occurred in the current year period.

Loss from Operations

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Loss from operations	$(5,020,000)	$(3,080,406)	$(5,600,348)

Predecessor

For the period January 1, 2023 to December 29, 2023, we incurred a loss from operations of $3,080,406, as compared to a loss from operations of $5,600,348 for the year ended December 31, 2022. The decrease in loss from operations was due to our decreased operating costs discussed above.

Predecessor

For the period December 30, 2023 to December 31, 2023, we incurred a loss from operations of $5,020,000, due primarily to stock compensation of $5,000,000 and routine operating costs of $86,510 as discussed above.

Other Income (Expenses)

We had other income of $2,985,534 for the year ended December 31, 2023, as compared to other expenses of $2,723,332 for the year ended December 31, 2022. Other income for the year ended December 31, 2023, consisted of a gain from the forgiveness of convertible notes and promissory notes totaling $5,876,000, offset by interest expense of $2,890,466. Other expense for the year ended December 31, 2022, consisted of interest expense of $2,723,332.

Net Loss

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Net loss	$(5,020,000)	$(124,546)	$(8,324,579)

Predecessor

We realized a net loss of $124,546 for the period January 1, 2023 to December 29, 2023, as compared to a net loss of $8,324,579 for the year ended December 31, 2022. The decrease in net loss is primarily due to a gain on forgiveness of convertible notes and promissory notes, and decreased depreciation and amortization expense, as discussed above.

Successor

We realized a net loss of $5,020,000 for the period December 30, 2023 to December 31, 2023 due primarily to stock compensation of $5,000,000 and routine operating costs of $86,510 as discussed above.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also derives revenue from the sale of discount certificates for restaurants on behalf of third-party restaurants.

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs at a point in time when the risk and title to the product transfers to the customer upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company recognizes revenue on a gross basis for the sales price of the merchant gift cards and discount certificates it collects.

Stock-Based Compensation

The Company periodically issues share-based awards to employees and non-employees and consultants for services rendered. Stock options vest and expire according to terms established at the issuance date of each grant. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as a charge to operations ratably over the requisite service, or vesting, period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1 to the accompanying financial statements.

Liquidity and Capital Resources

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during 2023 and 2022. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. At December 31, 2023, we had cash of $4,099,737 available to fund our operations, including expansion plans, and to service our debt, and a negative working capital of $1,099,428. We anticipate our cash balance will last until approximately December 2024. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon its ability to raise additional debt or equity capital to fund its business activities and to ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to our ability to secure additional funds, there can be no assurances that we will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the amount and type of financing available to us in the future.

If we are unable to obtain the cash resources necessary to satisfy our ongoing cash requirements, we could be required to scale back its business activities or to discontinue its operations entirely.

Our consolidated statements of cash flows as discussed herein are presented below.

	Successor	Predecessor
	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023	Year Ended December 31, 2022

Net cash used in operating activities	$-	$(541,791)	$(102,411)
Net cash used in investing activities	-	(900,000)	(1,000,479)
Net cash provided by financing activities	-	1,462,376	409,331
Net increase (decrease) in cash and cash equivalents	$-	$20,585	$(693,559)

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

Cash used in operating activities for the year ended December 31, 2023 was approximately $541,791 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, impairment of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2022 was approximately $102,411 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, goodwill impairment, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Investing Activities

Cash used for investing activities for the year ended December 31, 2023 was $900,000, which was for capital expenditures (predecessor). Cash provided by investing activities for the year ended December 31, 2023 was $2,038,472, which was from net cash received from the acquisition of CardCash (successor).

Cash used for investing activities for the year ended December 31, 2022 was $1,000,479, which was for capital expenditures.

Financing Activities

For the year ended December 31, 2023, cash provided by financing activities was $1,462,376, which was from net proceeds received from our line of credit facility of $1,212,376, and a $250,000 working capital advance from RDE.

For the year ended December 31, 2022, cash provided by financing activities was $409,331, which was from net proceeds received from our line of credit facility.

Secured Revolving Line of Credit

The outstanding line of credit balance at December 31, 2023 and December 31, 2022 was:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Line of credit	$6,737,385	$5,525,009

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At December 31, 2023 and 2022, the average interest rate was 12% and 11%, respectively. As of December 31, 2023 the Company was in compliance with customary debt covenants.

Convertible Debt

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At December 31, 2023, the principal balance of $20,000, and accrued interest of $20,137, are convertible at $1.50 per share into 26,758 shares of the Company’s common stock.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash. $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000.

GameIQ Acquisition Note Payable

On February 1, 2022, RDE issued two notes payable for the purchase of GameIQ, one for $78,813 and another for $62,101. In accordance with Notes, the Company promised to pay the principal together with interest at 1% upon the earlier of (i) nine equal biannual installments with the first installment due on October 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”).

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259.

Off-Balance Sheet Arrangements

At December 31, 2023 and December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of RDE, Inc.
Report of Independent Registered Public Accounting Firm for RDE, Inc. (PCAOB ID 572)	F-1
Consolidated Financial Statements as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor) and for the periods December 30, 2023 to December 31, 2023 (Successor), January 1, 2023 to December 29, 2023 (Predecessor) and for the year ended December 31, 2022 (Predecessor)
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Deficiency	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

RDE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RDE, Inc. and subsidiaries as of December 31, 2023 (Successor) and the consolidated balance sheet of Card Cash Exchange, Inc. as of December 31, 2022 (Predecessor) (collectively, the Company), the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the period from December 30, 2023 through December 31, 2023 (Successor), and related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the period from January 1, 2023 through December 29, 2023, and the year ended December 31, 2022 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RDE, Inc. and subsidiaries at December 31, 2023 (Successor) and the financial position of Card Cash Exchange, Inc. as of December 31, 2022 (Predecessor), and the results of their operations and their cash flows for the periods from December 29, 2023 through December 31, 2023 (Successor), January 1, 2023 through December 29, 2023, and for the year ended December 31, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of reporting net losses and negative operating cash flows. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 9, 2024

RDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$4,099,737	$2,040,680
Accounts receivable	1,681,165	1,510,236
Inventories	4,152,273	4,969,126
Prepaid expenses and other current assets	177,119	57,313
Total current assets	10,110,294	8,577,355

Property and equipment, net	2,563,312	3,692,242
Operating lease right of use asset, net	315,183	258,641
Deposits	65,556	58,056
Intangible assets, net - provisional	6,700,000	550,000
Goodwill - provisional	20,007,669	-
Total assets	$39,762,014	$13,136,294

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$2,218,285	$1,213,963
Accrued expenses	1,175,934	501,559
Deferred revenue	336,996	212,827
Secured revolving line of credit	6,737,385	5,525,009
Convertible promissory notes, current portion	40,137	13,014,037
Notes payable, current portion	836,509	13,724,092
Acquisition obligation	500,000	-
Operating lease liability, current portion	134,475	191,951
Total current liabilities	11,979,721	34,383,438

Notes payable, net of current portion	1,458,270	-
Deferred taxes	1,800,000	-
Operating lease liability, net of current portion	202,829	66,690
Total liabilities	15,440,820	34,450,128

Series B convertible preferred stock, 1,526,882 shares issued and outstanding as of December 31, 2022	-	4,084,353

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 24,119,967 and 29,035,625 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	24,114	2,900
Additional paid-in-capital	93,376,244	4,934,052
Common stock issuable, 383,343 shares	383,343	-
Accumulated deficit	(69,462,507)	(30,335,139)
Total stockholders’ equity (deficiency)	24,321,194	(25,398,187)

Total liabilities and stockholders’ equity (deficiency)	$39,762,014	$13,136,294

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Net Sales	$484,860	$86,661,944	$97,008,102
Cost of sales	418,350	76,220,645	86,527,509
Gross profit	66,510	10,441,299	10,480,593

Operating Expenses
Selling, general and administrative expenses	5,086,510	11,152,428	11,268,508
Amortization of capitalized software costs	-	1,080,537	3,678,233
Amortization of intangible assets		300,000	300,000
Impairment of property and equipment		738,740
Impairment of intangibles		250,000	-
Goodwill impairment	-	-	834,200
Total operating expenses	5,086,510	13,521,705	16,080,941

Loss from operations	(5,020,000)	(3,080,406)	(5,600,348)

Other income (expense):
Interest expense	-	(2,890,466)	(2,723,332)
Gain on forgiveness of debt	-	5,876,000	-
Total other income (expense), net	-	2,985,534	(2,723,332)
Net loss before income taxes	(5,020,000)	(94,872)	(8,323,680)
Income taxes	-	(29,673)	(899)
Net loss	$(5,020,000)	$(124,545)	$(8,324,579)

Net loss per share – basic	$(0.21)	$(0.01)	$(0.57)
Net loss per share – diluted	(0.21)	$(0.01)	$(0.57)

Weighted average common shares outstanding – basic and diluted	24,119,967	15,927,387	13,774,292

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Period December 30, 2023 to December 31, 2023 (Successor)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficiency)
Balance, December 29, 2023 (Successor)	16,761,960	$16,756	383,343	$383,343	$63,951,602	$(64,442,507)	$(90,806)
Effects of the merger	6,108,007	6,108	-	-	24,425,892	-	24,432,000
Balance, December 30, 2023	22,869,967	22,864	383,343	383,343	88,377,494	(64,442,507)	24,341,194

Fair value of common stock issued for employment agreements	1,250,000	1,250	-	-	4,998,750		5,000,000

Net loss	-	-	-	-	-	(5,020,000)	(5,020,000)
Balance, December 31, 2023 ( Successor)	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Period from January 1, 2023 to December 29, 2023 (Predecessor)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022 (Predecessor)	29,035,625	$2,900	$4,934,052	$(30,335,139)	$(25,398,187)
Stock based compensation			1,942		1,942
Purchase of employee stock options			(36,916)		(36,916)
Capital contribution – retirement of Series B			4,084,353		4,084,353
Capital contribution			22,997,712		22,997,712
Net loss	-	-	-	(124,545)	(124,545)
Balance, December 29, 2023 (Predecessor)	29,035,625	$2,900	$31,981,143	$(30,459,684)	$1,524,359

Year Ended December 31, 2022 (Predescssor)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021 (Predecessor)	29,035,625	$2,900	$4,916,788	$(22,010,560)	$(17,090,872)
Stock based compensation			17,264		17,264
Net loss	-	-	-	(8,324,579)	(8,324,579)
Balance, December 31, 2022 (Predecessor)	29,035,625	$2,900	$4,934,052	$(30,335,139)	$(25,398,187)

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor
	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023	Year Ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,020,000)	$(124,545)		$(8,324,579)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of common stock issued for services	5,000,000	-		-
Fair value of vested stock options	-	1,942		17,265
Depreciation expense	-	1,290,190		4,402,602
Amortization of intangible assets	-	300,000		300,000
Amortization of debt discount		-		148,531
Impairment of goodwill	-	-		834,200
Impairment of intangible assets and property and equipment	-	988,740		-
Gain on forgiveness of debt	-	(5,876,000)		-
Write-down of inventory				101,000
Accrued interest	-	2,100,610		4,483,077
Changes in operating assets and liabilities:
Accounts receivable	-	(74,340)		(901,789)
Inventories	-	816,853		455,629
Prepaid expenses	-	(38,328)		378,436
Change in right of use asset	-	191,953		175,230
Accounts payable	-	84,611		261,540
Accrued expenses	20,000	(39,515)		(2,374,858)
Deferred revenue	-	27,991		118,190
Operating lease liability	-	(191,953)		(176,885)
Net cash used in operating activities	$-	$(541,791)		$(102,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash, net, received from acquisition	2,038,472	-		-
Capital expenditures	-	(900,000)		(1,000,479)
Net cash provided by (used in) investing activities	$2,038,472	$(900,000)		$(1,000,479)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance on purchase consideration from RDE	-	250,000		-
Proceeds from line of credit	-	104,752,474		106,237,380
Repayment of line of credit	-	(103,540,098)		(105,828,049)
Net cash provided by financing activities	$-	$1,462,376		$409,331

Net increase (decrease) in cash and cash equivalents	2,038,472	20,585		(693,559)
Cash and cash equivalents beginning of period	2,061,265	2,040,680		2,734,239
Cash and cash equivalents end of period	$4,099,737	$2,061,265		$2,040,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-		$-
Taxes paid	$-	$29,673		$2,549

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recording of operating lease right of use asset and lease liability	$	$-		$435,521
Fair value of RDE common stock received	$-	$22,962,739	$
Gain on forgiveness of notes payable	$-	$5,462,739	$
Settlement of notes payable and accrued interest	$-	$28,873,696	$
Termination of Series B convertible preferred stock	$-	$4,084,353	$

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period December 30, 2023 to December 31, 2023 (Successor)

For the period January 1, 2023 to December 29, 2023 and

year ended December 31, 2022 (Predecessor)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

RDE, Inc. (“RDE”) through its wholly-owned subsidiary Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses and communities with dining and merchant deal options throughout the United States.

On August 18, 2023, RDE entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and has been accounted for as a business combination using the acquisition method of accounting (See Note 3). CardCash was formed in 2013 and buys merchant gift cards and resells them at a markup.

RDE’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of Card Cash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of RDE consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods.

Collectively, RDE (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. RDE and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company’s wholly-owned operating subsidiary. Intercompany balances and transactions have been eliminated in consolidation. For the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of RDE consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the table to the notes to the consolidated financial statements to highlight the lack of comparability between the periods. Collectively, RDE (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, the realizability of deferred tax assets and the related valuation allowance, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also derives revenue from the sale of discount certificates for restaurants on behalf of third-party restaurants.

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs at a point in time when the risk and title to the product transfers to the customer upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company recognizes revenue on a gross basis for the sales price of the merchant gift cards and discount certificates it collects.

Certain customers may receive incentives, which are accounted for as variable consideration. Provisions for sales returns are recognized in the period when the sale is recorded based upon the Company’s prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale following the historical trend, adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers. For the period January 1, 2023 to December 29, 2023, and for the year ended December 31, 2022, revenue of $86,661,944 and 97,008,102 was net of sales refunds and chargebacks of $2,650,481 and $3,684,492, respectively.

Amounts billed and due from the Company’s customers are classified as accounts receivable on the balance sheet. Amounts received in advance from customers are recorded as deferred revenue on the balance sheet until the performance obligations have been satisfied. The Company has elected to apply the practical expedient to not assess contracts for significant financing component because the period between the receipt of advance payment and the Company’s transfer of services to the customer is less than one year.

Other

Promotional gift cards

The Company sells Restaurant.com promotional gift cards which can only be used to redeem restaurant coupons offered by the Company on its website. Based on the Company’s historical redemption rates of its promotional gift cards, a portion of the sale of gift card revenue is recorded as deferred revenue liability at the time of sale and recognized as revenue in future periods based on historical redemption trend rates.

Sale of travel, vacation and merchandise

Revenue from transactions in which the Company sells complementary entertainment and travel offerings and consumer products on behalf of third-party merchants is reported on a net basis equal to the purchase price received from the customer for the voucher, less an agreed upon portion of the purchase price paid by the Company to its merchant partners.

Advertising

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

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards, and transaction fees and costs.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a delivery expense and are included in general and administrative.

	Successor	Predecessor
	December 30, 2023 to Decembrer 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Shipping and handling costs	$-	$56,000	$75,000

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash and/or cash equivalents.

Accounts Receivable

The Company’s trade accounts receivable are recorded at amounts billed to customers and presented on the balance sheet net of the allowance for estimated credit losses, if required. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. Receivables are charged off when they are deemed uncollectible. Due to the nature of the accounts receivable balance, no allowance for doubtful accounts was deemed necessary as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor).

Inventories

Inventories consist of merchant gift cards on hand that are available for sale. Inventories are valued at the lower of cost and net realizable value, with cost determined on a first in, first-out basis. Adjustments, if required, reduce the cost of inventory to its net realizable value for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in customer demand, rapid technological changes, and merchant bankruptcy. At December 31, 2023, there were no write down of inventories. At December 31, 2022 (Predecessor) cumulative write down of inventories were $101,000.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.

The Company accounts for capitalized software and website development costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with ASC 350-40. Costs incurred during the application development stage for software programs to be used solely to meet its internal needs are capitalized. Capitalized website development costs are included in property and equipment, net. All ordinary maintenance costs are expensed as incurred. Amortization of capitalized software costs is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company provides for depreciation, as follows:

Estimated Useful Life
Capitalized software and website development costs	3 years
Equipment	5-7 years
Leasehold improvements	Shorter of estimated useful life or lease term

Expenditures for maintenance and repair costs are charged to expense as incurred.

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

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of customer relationships, trade name, and developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the period January 1, 2023 to December 29, 2023, Card Cash (Predecessor) recorded impairment of intangible assets of $250,000.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of December 31, 2023 goodwill that arose from acquisition of CardCash (see Note 2) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. At December 31, 2022 CardCash (Predecessor), determined its goodwill was impaired and recorded an impairment charge of $834,200.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of December 31, 2023 (Successor). During the period January 1, 2023 to December 29, 2023, an impairment of $738,740 was recorded by CardCash (Predecessor).

Leases

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Advertising

The Company expenses advertising costs as incurred and amounted to $807,031 and $961,770 for the years ended December 31, 2023 and 2022, respectively, which are recorded in general and administrative in the Statements of Operations.

	Successor	Predecessor
	December 30, 2023 to Decembrer 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Advertising costs	$-	$807,031	$961,770

Stock-Based Compensation

The Company periodically issues share-based awards to employees and non-employees and consultants for services rendered. Stock options vest and expire according to terms established at the issuance date of each grant. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as a charge to operations ratably over the requisite service, or vesting, period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Stock-based compensation expense recognized and recorded as part of selling, general and administrative expenses are as follows:

	Successor	Predecessor
	December 30, 2023 to Decembrer 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Stock based compensation costs	$5,000,000	$1,942	$17,264

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

At December 31, 2023 and 2022, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2023	2022

Convertible notes payable	26,758	10,423,449
Common stock issuable	383,343	-
Series B convertible preferred stock	-	461,000
Common stock options	743,116	1,469,000
Total	1,153,217	12,353,449

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods December 30, 2023 to December 31, 2023, and January 1, 2023 to December 29, 2023, and for the year ended December 31, 2022, such common stock equivalents would have been excluded from the calculation of net loss per share.

Fair Value of Financial Instruments

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 – unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The carrying value of the Company’s financial instruments (consisting of cash, accounts receivables, deposits to credit card processor, prepaid expense and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities) are considered to be representative of their respective fair values due to the short-term nature of those instruments.

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s operation segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and cash. The credit risk exposure surrounding trade accounts receivable is limited as these amounts represent the timing difference between payments being settled by credit card processors and the cash being provided to the Company.

No significant customers comprised more than 10% of accounts receivable or revenue as of and for the period ended December 31, 2023 (Successor), for the period ended December 29, 2023 (Predecessor) and for the year ended December 31, 2022 (Predecessor).

The Company maintains a balance at financial institutions, which at times exceed the federally insured limit. The Company has not experienced a loss on this account.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The Company’s adopted ASU 2016-13 effective January 1, 2023, and there was no material effect on the Company’s financial position, results of operations and cash flows.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires buyers to disclose information about their supplier finance programs. Interim and annual requirements include the disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 on January 1, 2023, and there was no material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Acquisition of Card Cash

On December 29, 2023, RDE completed the acquisition of CardCash. The acquisition was made pursuant to an agreement and plan of merger dated August 18, 2023 between RDE and CardCash. RDE acquired all of the issued and outstanding equity of CardCash for $26,682,000, made up of the issuance of 6,108,007 shares of the RDE’s common stock valued at $24,682,000, the issuance of a note payable for $1,500,000, and payment of $750,000 in cash.

RDE utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations, and allocated the purchase price to CardCash’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value assigned to trade name were determined using the relief from royalty method. The fair value of the customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The cash flows were based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model, as well as the weighted average cost of capital. The valuation assumptions took into consideration the Company’s estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill. Goodwill also represents the future benefits as a result of the acquisition that the Company believes will enhance the Company’s product offerings and lineup available to both new and existing customers and generate future synergies within the discount coupon and giftcard business.

At the date of the acquisition and as of this Annual Report on Form 10-K, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of CardCash on the date of acquisition:

Fair Value

Fair value of consideration:
Cash	$750,000
Notes payable ($750,000 due December 30, 2024; $750,000 due December 30, 2025)	1,500,000
Common stock (6,108,007 shares of common stock at $4.00 per share)	24,432,000
Total purchase price	$26,682,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$2,061,265
Accounts receivable	1,582,635
Inventories	4,152,273
Prepaids, deposits, and other	220,385
Property and equipment, net	2,563,312
Accounts payable and accrued liabilities	(2,068,154)
Line of credit	(6,737,385)
Deferred tax liability	(1,800,000)
Net tangible assets	(25,669)

Intangible assets:
Developed technology	2,600,000
Trade name	2,400,000
Customer relationships	1,700,000
Net identifiable intangible assets	6,700,000
Goodwill	20,007,669
Fair value of net asset acquired	$26,682,000

The amount of revenue and net loss of CardCash included in the Company’s (Successor) consolidated statements of operations during the period December 30, 2023 to December 31, 2023, was zero and $5,000,000, respectively.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of CardCash based on the historical financial statements of the Company and CardCash. The unaudited pro forma statements of operations for the years ended December 31, 2023 and 2022 give effect to the transaction as if it had occurred on January 1, 2022.

	Years Ended December 31,
	2023	2022
	(Proforma, unaudited)	(Proforma, unaudited)

Sales	$89,307,460	$101,452,697
Net loss	$(9,122,246)	$(10,721,419)
Net loss per share	$(0.41)	$(0.54)

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Website development costs	$2,533,466	$9,187,188
Equipment	-	732,679
Leasehold improvements	29,846	887,568
Property and equipment, gross	2,563,312	10,807,435
Accumulated depreciation	-	(7,115,193)
Property and equipment, net	$2,563,312	$3,692,242

The depreciation expense on property and equipment was as follows:

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Depreciation expense	$-	$1,290,190	$4,402,602

At December 29, 2023 (Predecessor), the Company determined certain of its capitalized website development costs were impaired and recorded an impairment charge of $738,740 on the accompanying Consolidated Statements of Operations.

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Goodwill	$20,007,669	$-

Intangible Assets
Customer relationships	1,700,000	130,000
Trade name	2,400,000	100,000
Developed technology	2,600,000	3,000,000
Non-competition agreement	-	20,000
Intangible assets, gross	6,700,000	3,250,000
Accumulated amortization	-	(2,700,000)
Intangible assets, net	$6,700,000	$550,000

On December 29, 2023, in relation to the acquisition of CardCash (See Note 2), the Company recorded intangible assets of $6,700,000 (provisional). During the period January 1, 2023 to December 29, 2023, CardCash (Predecessor) recorded amortization expense of $300,000, and at December 29, 2023, determined its Intangible Assets were impaired and recorded an impairment charge of $250,000. At December 31, 2022, CardCash (Predecessor), determined its Goodwill was impaired and recorded an impairment charge of $834,200.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3
Non-competition agreement	5

Amortization expense on intangible assets was as follows:

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Amortization expense	$-	$300,000	$300,000

Estimated amortization expense for the Company is as follows:

2024	$2,234,000
2025	2,234,000
2026	1,666,000
$6,700,000

5. Leases

The Company leases office facilities under noncancelable operating lease agreements. During the period from January 1, 2023 through December 29, 2023 (Predecessor) and December 30, 2023 through December 31, 2023 (Successor), the Company had leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois.

The components of lease expense were as follows:

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Operating lease expense	$-	$191,152	$180,351

Supplemental information related to leases was as follows:

Successor
As of December 31, 2023

Weighted average remaining lease terms (in years)	3.33
Weighted average discount rate	10%

Maturities of the Company’s operating lease liabilities are as follows as of December 31, 2023:

Successor
As of December 31, 2023

2024	$159,402
2025	95,526
2026	99,366
2027	33,776
Total	388,070
Less: Imputed interest	(50,765)
Total operating lease liability	$337,305

6. Secured Revolving Line of Credit

The outstanding line of credit balance at December 31, 2023 and December 31, 2022 was:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)
Line of credit	$6,737,385	$5,525,009

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At December 31, 2023 and 2022, the average interest rate was 12% and 11%, respectively. The revolving line of credit was assumed by the Company in conjunction with the acquisition of CardCash (See Note 2). As of December 31, 2023 the Company was in compliance with customary debt covenants.

7. Convertible Debt

Convertible debt consists of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023 (Successor)	December 31, 2022 (Predecessor)

Private investor	$-	$10,000,000
Incumaker-past due	20,000	-
Total principal balance	20,000	10,000,000
Accrued interest	20,137	3,014,037
Total principal and accrued interest	40,137	13,014,037
Less current portion	(40,137)	(13,014,037)
Non-current portion	$-	$-

Private Investor

On May 6, 2016, CardCash entered into a convertible promissory note with an investor for the principal amount of $10,000,000. The note, as amended, was secured by tangible and intangible assets of the CardCash, interest of 4% per annum, and matured in June 2023.

As of December 31, 2022, the Convertible Promissory Note had an aggregate principal balance outstanding of $10,000,000 and accrued interest payable of $3,014,037. During the period January 1, 2023 to December 29, 2023, additional interest of $556,608 was accrued.

On December 29, 2023, contemporaneous with the acquisition of CardCash (see Note 2), the Private Investor converted the convertible promissory note into equity of CardCash as settlement of the outstanding balance, with the right to receive 2,702,231 shares of RDE common stock with a fair value of $10,808,925. As a result, CardCash recorded a gain of $2,761,720 to account for the difference between the debt settled and the fair value of the RDE common stock issued.

Incumaker, Inc.

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At December 31, 2023, the principal balance of $20,000, and accrued interest of $20,137, are convertible at $1.50 per share into 26,758 shares of the Company’s common stock.

8. Notes Payable

Notes payable consists of the following at December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023 (Successor)	2022 (Predecessor)

CardCash acquisition notes payable	$1,500,000	$-
GameIQ acquisition note payable	102,199	-
Economic Injury Disaster Loans (EIDL) note payable	664,500	-
Former investor	-	7,500,000
Total principal balance	2,266,699	7,500,000
Accrued interest	28,080	6,224,092
Total principal and accrued interest	2,294,779	13,724,092
Less current portion	(836,509)	(13,724,092)
Non-current portion	$1,458,270	$-

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 2). $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000.

GameIQ Acquisition Note Payable

On February 1, 2022, RDE issued two notes payable for the purchase of GameIQ, one for $78,813 and another for $62,101. In accordance with Notes, the Company promised to pay the principal together with interest at 1% upon the earlier of (i) nine equal biannual installments with the first installment due on October 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”).

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821.

Economic Injury Disaster Loans (EIDL)

On June 17, 2020, RDE received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL, and accrued interest of $900, as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259.

Former Investor

On May 6, 2016, CardCash entered into a promissory note with a former investor for the principal amount of $7,500,000. The maturity date of the Promissory Note is 60 days after repayment of the Convertible Promissory Note (See Note 7). Interest shall accrue and be added to the unpaid principal balance at the rate of 8.0% per annum. Principal and interest is due at maturity. As of December 31, 2022, total interest accrued amounted to $6,224,092. During the period January 1, 2023 to December 29, 2023, additional interest of $1,578,975 was accrued.

On December 29, 2023, contemporaneous with the acquisition of CardCash (see Note 2), the Former Investor converted the promissory note into equity of CardCash as settlement of the outstanding balance, with the right to receive 3,047,197 shares of RDE common stock with a fair value of $12,188,787. As a result, the Company recorded a gain of $3,114,280 to account the difference between the debt settled and the fair value of the RDE common stock issued.

9. Income Taxes

No federal tax provision has been provided for the periods December 30, 2023 to December 31, 2023, January 1, 2023 to December 29, 2023, and the year ended December 31 2022, due to the losses incurred during the periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rates for the respective period:

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

U.S. federal statutory tax rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%	(6.0)%
Tax-exempt loan forgiveness	-	-	(2.7)%
Change in valuation allowance	27.0%	27.0%	29.7%
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are summarized below.

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Deferred tax assets
Net operating loss carryforwards	$1,124,000	$6,331,000	$4,951,000
Share-based compensation	1,350,000	155,000	155,000
Limitation on deduction of interest	-	3,063,000	2,196,000
Operating lease liability	91,000	-	-
Gross deferred taxes	2,565,000	9,849,000	7,302,000
Less: valuation allowance	(2,480,000)	(8,671,000)	(6,274,000)
Total deferred tax assets	85,000	1,178,000	1,028,000

Deferred tax liabilities
Intangible assets	(1,800,000)	-	-
Property and equipment	-	(1,178,000)	(1,028,000)
Operating lease right-of-use asset	(85,000)	-	-
Total deferred tax liabilities	(1,885,000)	(1,178,000)	(1,028,000)
Net deferred tax liability	$(1,800,000)	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2023 and 2022, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

At December 31, 2023, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $5,350,000 federal net operating losses, if not utilized earlier, will begin to expire in the year ending December 31, 2031, subject to Internal Revenue Service limitations, including change in ownership regulations.

10. Stockholders’ Equity (Deficiency)

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

As of December 31, 2015, the Company was authorized to issue 60,500,000 shares of stock, 50,000,000 shares of which are designated as Common Stock and 10,500,000 are designated as Convertible Preferred Stock each with a par value of $0.0001 per share. As of December 31, 2022, the number of outstanding shares of Common Stock was 29,035,625. Each share of Common Stock is entitled to one vote.

On December 29, 2023, the Convertible Preferred Stock was retired, and the Company reclassified the balance to additional paid in capital, a component of the shareholders’ equity.

Convertible Preferred Stock consists of the following:

December 31,	2022
Series B Convertible Preferred Stock (2,000,000 shares authorized, 1,526,882 issued and outstanding)	$4,084,353
Total Convertible Preferred Stock	$4,084,353

Dividends

The holders of the Series B Preferred Stock shall not receive a cumulative dividend. The holders of the Series B Preferred Stock are entitled to participate with other stockholders on any dividends or distributions made by the Company on its capital stock.

Mandatory Conversion

Upon the closing of the sale of shares of Common Stock to the public at a price of at least $3.00 per share or a reverse public company merger or similar transaction resulting in aggregate gross proceeds to the Company and the selling shareholders or an aggregate public float of Common Stock of at least $25 million, then all Series B Preferred Stock shall automatically be converted into shares of Common Stock.

Conversion Rights

Each share of Series B Preferred Stock shall be convertible at the option of the holder at any time and without payment of additional consideration into shares of Common Stock.

For the Series B Convertible Preferred Stock, the conversion ratio is determined by dividing the Series B original issue price ($3.31201 per share, subject to any appropriate proportionate adjustment) by the Series B original issue price.

Voting

Each holder of outstanding shares of preferred stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which their shares of preferred stock are convertible as of the record date.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2023, the Company had 24,119,967 shares of common stock issued, issuable and outstanding.

Issuance of Common Stock for Acquisition of CardCash

During the period December 29, 2023 to December 31, 2023, RDE issued 6,108,007 shares of common stock with a fair value of $24,432,000, or $4.00 per share, as partial consideration paid on the acquisition of CardCash (see Note 2).

Issuance of Restricted Stock to Employees (Successor)

On December 29, 2023, the Company granted an aggregate of 2,500,000 shares of the Company’s restricted stock to its executives with an aggregate fair value of $10,000,000, or $4.00 per share (see Note 12). The restricted stock grant vest 50% on the grant date, and 25% on each subsequent anniversary date. During the year ended December 31, 2023, the Company recorded stock compensation for 1,250,000 of these shares of restricted stock with a fair value of $5,000,000 based upon its vesting term, leaving 1,250,000 of the shares with a fair value of $5,000,000 remaining to be expensed upon vesting in future periods through December 29, 2027.

Common Stock Issuable (Successor)

At December 31, 2023, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

11. Stock-Based Compensation

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

A summary of stock option activity is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Stock options outstanding at December 29, 2023	743,116	4.43
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-
Stock options outstanding at December 31, 2023	743,116	$4.43
Stock options exercisable at December 31, 2023	673,330	$4.63

Stock-based compensation expense was as follows:

	Successor	Predecessor
	December 30, 2023 to December 31,	January 1, 2023 to December 29,	Year Ended December 31,
	2023	2023	2022

Stock based compensation costs	$5,000,000	$1,942	$17,264

As of December 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $141,304 which will be recognized as an expense as the options vest in future periods through February 28, 2024.

The weighted average remaining contractual life of common stock options outstanding and exercisable at December 31, 2023 was 5.82 years. Based on a fair market value of $4.00 per share on December 31, 2023, the intrinsic value attributed to exercisable but unexercised common stock options was $1,514,150 at December 31, 2023.

The exercise prices of common stock options outstanding and exercisable at December 31, 2023 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.00	61,004	61,000
$1.05	32,000	32,000
$1.50	400,000	370,000
$2.50	50,000	50,000
$3.00	100,000	100,000
$3.35	95,000	55,219
$363.17	5,112	5,111
	743,116	673,330

12. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Employment Agreements

Ketan Thakker

Effective July 1, 2023, RDE entered into a new employment agreement with Ketan Thakker, its Chairman, President and Chief Executive Officer, pursuant to which Mr. Thakker’s annual salary is $250,000, increasing to $400,000 on July 1, 2024. In addition, Mr. Thakker may be entitled to receive, at the discretion of our Board, a cash bonus based on the performance goals of our Company.

In the event of a change of control of our company, Mr. Thakker may terminate his employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of his employment agreement.

Elliot Bohm and Marc Ackerman

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 2), the Company entered into an Employment Agreements with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by RDE, and will remain in those positions following the acquisition. Bohm will also join the Board of Directors of RDE.

Under the terms of the four-year agreements, Mr. Bohm and Mr. Ackerman shall each receive an annual base salary of $375,000 and a one-time award of 1,250,000 restricted shares of RDE’s common stock with aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years.

If Mr. Bohn’s or Mr. Ackerman’s employment is terminated by the Company without cause, as defined under their employment agreements, Mr. Bohn or Mr. Ackerman will be entitled to (a) twelve months’ base salary, (b) Earned but Unpaid Amounts, as defined, (c) all vested equity awards shall be retained and all unvested equity awards shall be accelerated and be deemed vested and (d) other benefits, as defined, for health, life, disability and similar employee benefit plans will continue, as defined.

Mr. Bohm and Mr. Ackerman also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting them from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

13. Subsequent Events

Subsequent to December 31, 2023, the Company received net proceeds of $2,809,000 for the sale of 1,404,500 shares of common stock at $2.00 per share, as part of a private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

On August 18, 2023, RDE, Inc. (“RDE”, the “Company”) entered into an agreement and plan of merger (the “Merger”) to acquire CardCash Exchange Inc (“CardCash”, the “Predecessor”). On December 29, 2023, the Merger was completed. As a result of the Merger, the Company adopted the controls and procedures of the Predecessor. The Company’s management, with the participation of its Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2023.

Disclosure controls and procedures are designed at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in the Company’s internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as s defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) we had inadequate segregation of duties consistent with control objectives. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations; and (ii) we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned Remediation of Material Weaknesses

Management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing controls over segregation of duties, and designing and implementing IT general controls, including controls over the review and update of user access rights and privileges and program change management controls.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Position
Ketan Thakker	55	Chief Executive Officer; President and Chairman
Balazs Wellisch	53	Chief Technology Officer of Restaurant.com
Elliot Bohm	43	Director, President of CardCash
Marc Ackerman	41	Chief Operating Officer of CardCash
Kevin Harrington	65	Director
M. Scot Wingo	52	Director
Paul K. Danner	64	Director

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

Elliot Bohm joined our Board of Directors on December 29, 2023, and is the Chief Executive Officer of our subsidiary, CardCash, following the CardCash Merger. our f following the CardCash Merger. Mr. Bohm is a seasoned entrepreneur with a diverse background in leveraging technology, both as an operator and a financier. Co-founded CardCash.com in 2009 and swiftly transformed the startup into one of the world’s largest gift card exchange marketplaces. For his outstanding achievements, Forbes Magazine recognized Elliot as one of America’s Most Promising CEOs under the age of 35, a prestigious list featuring only 22 individuals. His strategic vision has fostered key partnerships with industry giants such as Walmart, Amazon, CVS, and United Airlines, solidifying his reputation as a dynamic leader in technology-driven entrepreneurship. With a decade of experience in M&A, Elliot has successfully orchestrated investment and acquisition deals, raising over tens of millions in venture capital and debt financing from esteemed names like Guggenheim Partners, Incomm, Pathward, and Sterling National Bank. Mr. Bohm graduated from the Institute of Advanced Judaic Studies in Toronto Canada with a master’s degree in Judaic Studies.

Marc Ackerman joined our Company as the Chief Operating Officer of our subsidiary, CardCash, on December 29, 2023, following the CardCash Merger. Mr. Ackerman is a experienced operator, Co-founded CardCash.com in 2009, and played a pivotal role in evolving the operation from a startup with a handful of individuals into a thriving team of over 50 employees. His visionary leadership and management acumen have streamlined processes, ensuring the efficient coordination of various departments, including customer service, shipping, bulk sales, human resources, and loss prevention. With a track record of success, he continues to drive operational excellence and contributes to the growth of innovative ventures. Mr. Ackerman graduated from BMG in Lakewood, New Jersey, with a master’s degree in Judaic Studies.

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

The Board of Directors has determined that, of our directors, Messrs. Wingo, Danner and Harrington, are independent within the meaning of the Nasdaq Marketplace Rules cited above. Paul Danner is also an audit committee financial expert as that term is defined by listing standards of the national securities exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 under the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of RDE, Inc during the years ended December 31, 2023 and 2022; and (ii) each other individual who served as an executive officer of RDE, Inc. at the conclusion of the years ended December 31, 2023 and 2022 and who received more than $100,000 in the form of salary and bonus during such year. For the purposes of this report, these individuals are collectively the “named executive officers” of our Company.

Name and Position	Years	Salary (1)	Bonus (1)	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Ketan Thakker,	2023	$303,000	$100,000	$670,000	—	—	—	—	$1,073,000
Chairman, President and CEO	2022	$225,000	—	—	—	—	—	—	$225,000

Elliot Bohm	2023	$373,271	—	2,500,000	—	—	—	—	$2,873,271
Director, President CardCash	2022	$200,000	—	—	—	—	—	—	$200,000

Marc Ackerman	2023	$373,271	—	2,500,000	—	—	—	—	$2,873,271
Chief Operating Officer, CardCash	2022	$200,000	—	—	—	—	—	—	$200,000

Aaron Horowitz	2022	$150,000	—	251,200	—	—	—	—	$401,200
President and GC	2021	$150,000	—	52,500	—	—	—	—	$202,500

Tim Miller	2022	$312,695	—	83,750	—	—	—	—	$396,445
VP Sales	2021	$312,695	—	22,750	—	—	—	—	$335,445

Tim Mrazek	2022	$122,500	—	—	—	—	—	—	$122,500
VP Technology	2022	$122,500	—	—	7,901	—	—	—	$122,500

(1)	Includes $50,000 accrued compensation and $100,000 accrued bonus that was earned but not paid as of December 31, 2023.

Employment and Advisory Agreements

Ketan Thakker

Effective July 1, 2023, we entered into a new employment agreement with Ketan Thakker, our Chairman, President and Chief Executive Officer. The employment agreement provides that Mr. Thakker will receive a base salary during the first year of his employment agreement at an annual rate of $250,000 which base salary shall be increased to $400,000 in the event that either (i) the Company receives financing of at least $5,000,000 or (ii) at such time as our Board determines that the Company can afford to pay him such increased base salary. In addition, Mr. Thakker may be entitled to receive, at the discretion of our Board, a cash bonus based on the performance goals of our Company. On July 1, 2023, the Board increased Mr. Thakker’s annual base salary to $400,000.

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

Elliot Bohm

Effective on December 29, 2023, the closing of our merger with CardCash, the Company entered into an Employment Agreement (the “Agreement”) with Elliot Bohm. Mr. Bohm was the President of CardCash prior to the closing of our merger, and per the terms of the Agreement, Mr. Bohm will remain as President of CardCash, and will join the Board of Directors of RDE as well as serving as a member of the Board of Directors of CardCash. Under the terms of the four-year Agreement, Mr. Bohm shall receive an annual base salary of $375,000 and 1,250,000 restricted shares of RDE’s common stock of which 625,000 shall be issued upon execution of the Agreements and an additional 625,000 restricted shares of RDE’s common stock shall vest 25% or 156,250 shares on each anniversary of the Agreement.

If the Agreement is terminated by Mr. Bohm for good reason, or the Company without cause, the Company is obligation to pay Mr. Bohm a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the greater of (i) twelve (12) months of Executive’s then-current base salary or (ii) the remainder of the term of this Agreement.

(B) Earned but Unpaid Amounts. Any previously earned but unpaid salary through Executive’s final date of employment with the Company, and any previously earned but unpaid bonus amounts prior to the date of Executive’s termination of employment.

(C) Equity. All Equity vested at time of termination shall be retained by Executive and all Equity that has not vested shall be accelerated and be deemed vested.

(D) Other Benefits. The Company shall provide continued coverage for the remainder of the Severance Period under all health, life, disability and similar employee benefit plans and programs of the Company on the same basis as Executive was entitled to participate immediately prior to such termination.

Mr. Bohm also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting Mr. Bohm from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

Marc Ackerman

Effective on December 29, 2023, the closing of our merger with CardCash, the Company entered into an Employment Agreement (the “Agreement”) with Mark Ackerman. Mr. Ackerman was the Chief Operating Officer of CardCash prior to the closing of our merger, and per the terms of the Agreement, Mr. Ackerman will remain as the Chief Operating Officer of CardCash. Under the terms of the four-year Agreement, Mr. Ackerman shall receive an annual base salary of $375,000 and 1,250,000 restricted shares of RDE’s common stock of which 625,000 shall be issued upon execution of the Agreements and an additional 625,000 restricted shares of RDE’s common stock shall vest 25% or 156,250 shares on each anniversary of the Agreement.

If the Agreement is terminated by Mr. Ackerman for good reason, or the Company without cause, the Company is obligation to pay Mr. Ackerman a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the greater of (i) twelve (12) months of Executive’s then-current base salary or (ii) the remainder of the term of this Agreement.

(B) Earned but Unpaid Amounts. Any previously earned but unpaid salary through Executive’s final date of employment with the Company, and any previously earned but unpaid bonus amounts prior to the date of Executive’s termination of employment.

(C) Equity. All Equity vested at time of termination shall be retained by Executive and all Equity that has not vested shall be accelerated and be deemed vested.

(D) Other Benefits. The Company shall provide continued coverage for the remainder of the Severance Period under all health, life, disability and similar employee benefit plans and programs of the Company on the same basis as Executive was entitled to participate immediately prior to such termination.

Mr. Ackerman also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting Mr. Ackerman from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

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

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2023.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares (#)	Market Value of Shares (2)
Balazs Wellisch	2/16/2022	340,000	60,000	$1.50	2/16/2032		$-
	4/1/2023	12,438	12,563	3.35	4/1/2032

Ketan Thakker	8/1/2015	1,622	-	363.17	8/1/2025	83,333	$179,166

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”
(2)	This amount reflects the fair market value of our common stock of $3.50 per share as of April 1, 2023 (the determination of the fair market value by our board of directors as of the grant date) multiplied by the amount shown in the column for the number of shares that have been granted.

2023 Director Compensation

Upon commencement of their Board membership on February 13, 2019, the nonexecutive members of the Board, Messrs. Harrington, Wingo and Danner, each received a grant of 20,000 restricted shares of our common stock of which 25% of the restricted stock grant (5,000 shares) vested upon acceptance of the offer to serve on our Board of Directors and 25% of the restricted stock grant (5,000 shares) will vest upon each of the three anniversaries of the acceptance date of the offer (February 13, 2019) provided that each Board member has served continuously as an advisor to the Company during such one year period, (ii) an annual cash allowance will be paid in equal quarterly amounts as follows: year 1 $5,000, year 2 $15,000 and year 3 an amount to be determined and (iii) each nonexecutive Board member who serves as a Chair of one of our Board Committees will receive an additional cash payment of $2,000 annually and each nonexecutive Board member who serves as a member of one of our Board Committees will receive an additional cash payment of $1,000 annually. The Board members received no compensation for board service during the year ended December 31, 2023.

The following table sets forth information regarding compensation earned by or paid to our directors for the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Ketan Thakker	—	—	—	—
Elliot Bohm	—	—	—	—
Paul K. Danner	—	—	—	—
M. Scot Wingo	—	—	—	—
Kevin Harrington	—	—	—	—

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 1, 2024, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our named executive officers;

●	each current director; and

●	all of our current executive officers and directors as a group; and

There were 25,398,385 shares of our common stock outstanding on March 1, 2024. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2024, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Each person named in the table has sole voting and investment power and that person’s address is c/o RDE, Inc., 1500 West Shure Drive, Suite 200, Arlington Heights, IL 60004.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
5% Stockholders
Eldridge Industries, LLC (1)	2,703,478	10.6%
Interactive Communications (2)	2,595,370	10.2%

Named Executive Officers and Directors
Ketan Thakker, Director and Chief Executive Officer (3)	2,684,208	10.6%
Elliot Bohm, Director, President of CardCash (4)	720,833	2.8%
Marc Ackerman, Chief Operating Officer, CardCash (5)	720,833	2.8%
Balazs Wellisch, Chief Technology Officer (6)	696 540	2.7%
Paul Danner III, Director	360,000	1.4%
Kevin Harrington, Director	360,000	1.4%
M. Scot Wingo, Director	360,500	1.4%

All executive officers and directors as a group (7 individuals)	3,089,585	20.5%

(1)	The address of the principal business office of each of the Reporting Persons is 600 Steamboat Road, Greenwich, CT 06830.Anthony Minella of Eldridge Industries, LLC has the authority to buy and sell securities.

(2)

The address of the principal business office of each of the Reporting Persons is 250 Williams Street, Atlanta, GA 30303. Michael D. Gruenhut of Interactive Communications has the authority to buy and sell securities.

(3)	Includes 2,549,252 shares owned, 133,334 vested but unissued restricted shares, and vested options to purchase 1,622 shares.

(4)	Includes 687,500 shares owned, and 33,333 vested but unissued restricted shares.

(5)	Includes 687,500 shares owned, and 33,333 vested but unissued restricted shares.

(5)	Includes 279,217 shares owned, and vested options to purchase 417,323 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no transactions since December 31, 2023 or any currently proposed transaction, in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last completed fiscal year. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Policies and Procedures for Related Party Transactions

We do not have a formal policy regarding approval of transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal year 2023 and 2022 non-audit services listed below were pre-approved.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2023	December 31, 2022
Audit fees	$115,270	$91,978
Audit-related fees	-	-
Tax fees	-	6,500
All other fees	-	-
Total	$115,270	$98,478

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of October 23, 2018, by and between Incumaker, Inc. and the Company

3.1**	Certificate of Incorporation

3.2**	Amendment to Certificate of Incorporation

3.3**	Second Amended and Restated Bylaws

4.1**	Specimen Stock Certificate Evidencing the Shares of Common Stock

10.1†+	Executive Employment Agreement dated July 1, 2023 between RDE, Inc. and Ketan Thakker.

10.2**	Asset Purchase Agreement dated March 1, 2020 between the Company. and Restaurant.com, Inc.

10.5**	Agreement and Plan of Merger dated January 31, 2022 by and among RDE, Inc., GameIQ Acquisition Corp. and GameIQ, Inc.

14.1**	Code of Ethics

21**	Subsidiaries of RDE, Inc.

24.1†	Power of Attorney

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RDE, INC.

April 9, 2024	By:	/s/ Ketan Thakker
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

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive	April 9, 2024
Ketan Thakker	Officer) and Director

/s/ Elliot Bohm	Director (President and CEO of CardCash)	April 9, 2024
Elliot Bohm

/s/ M. Scot Wingo	Director	April 9, 2024
M. Scot Wingo

/s/ Kevin Harrington	Director	April 9, 2024
Kevin Harrington

/s/ Paul K. Danner	Director	April 9, 2024
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	April 9, 2024
Ketan Thakker

