Form 10-Q
period 2024-03-31
RDE, Inc.
filed 2024-05-15
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 25,588,097 shares of common stock outstanding as of May 13, 2024.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,258,826 at March 31, 2024 and December 31, 2023)	$5,400,821	$4,099,737
Accounts receivable	1,111,371	1,681,165
Inventories	3,474,205	4,152,273
Prepaid expenses and other current assets	304,291	177,119
Total current assets	10,290,688	10,110,294

Property and equipment, net	2,409,391	2,563,312
Operating lease right of use asset, net	249,551	315,183
Deposits	65,556	65,556
Intangible assets, net - provisional	6,092,083	6,700,000
Goodwill - provisional	20,007,669	20,007,669
Total assets	$39,114,938	$39,762,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,844,024	$2,218,285
Accrued expenses	1,481,075	1,175,934
Deferred revenue	168,178	336,996
Secured revolving line of credit	6,060,920	6,737,385
Convertible promissory notes, current portion	40,887	40,137
Notes payable, current portion	836,509	836,509
Acquisition obligation	-	500,000
Operating lease liability, current portion	87,207	134,475
Total current liabilities	10,518,800	11,979,721

Notes payable, net of current portion	1,473,454	1,458,270
Deferred taxes	1,800,000	1,800,000
Operating lease liability, net of current portion	184,334	202,829
Total liabilities	13,976,588	15,440,820

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 25,538,097 and 24,119,967 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25,532	24,114
Additional paid-in-capital	97,395,202	93,376,244
Common stock issuable, 370,843 and 383,343 shares, respectively	370,843	383,343
Accumulated deficit	(72,653,227)	(69,462,507)
Total stockholders’ equity	25,138,350	24,321,194

Total liabilities and stockholders’ equity	$39,114,938	$39,762,014

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net Sales	$21,521,894	$24,161,728
Cost of sales	18,264,618	21,248,078
Gross profit	3,257,276	2,913,650

Operating Expenses
Selling, general and administrative expenses	5,214,041	2,802,828
Amortization of capitalized software costs	378,737	312,703
Amortization of intangible assets	607,917	75,000
Total operating expenses	6,200,695	3,190,531

Loss from operations	(2,943,419)	(276,881)

Other income (expense):
Interest expense	(247,301)	(181,894)
Net loss before income taxes	(3,190,720)	(458,775)
Income taxes	-	28,397
Net loss	$(3,190,720)	$(430,378)

Net loss per share – basic and diluted	$(0.13)	$(0.03)

Weighted average common shares outstanding – basic and diluted	25,004,222	13,774,292

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

(Unaudited)

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	37,126		37,126

Fair value of vested restricted stock units			-	-	1,044,250		1,044,250

Issuance of common stock for services	50,000	50	-	-	217,450		217,500

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	12,500	13	(12,500)	(12,500)	12,487		-

Issuance of common stock for cash	1,354,500	1,354	-	-	2,707,646		2,709,000

Net loss	-	-	-	-	-	(3,190,720)	(3,190,720)
Balance, March 31, 2024 (Unaudited)	25,538,097	$25,532	370,843	$370,843	$97,395,202	$(72,653,227)	$25,138,350

For the Three Months Ended March 31, 2023

(Unaudited)

Predecessor:	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(30,335,139)	$(25,398,187)

Net loss	-	-	-	-	-	-	-	(430,378)	(430,378)
Balance, March 31, 2023 (Unaudited)	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(30,765,517)	$(25,828,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,190,720)	$(430,378)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	37,126	-
Fair value of vested restricted common stock	1,044,250	-
Fair value of common stock issued for services	217,500	-
Depreciation expense	378,737	312,703
Amortization of intangible assets	607,917	75,000
Accrued interest	15,934
Changes in operating assets and liabilities:
Accounts receivable	569,794	710,612
Inventories	678,068	1,018,410
Prepaid expenses and other current assets	(127,172)	(246,978)
Right of use assets	65,632	46,872
Accounts payable	(374,262)	(615,492)
Accrued expenses	305,141	91,490
Deferred revenue	(168,818)	(4,124)
Operating lease liability	(65,763)	(154,631)
Net cash provided by (used in) operating activities	(6,636)	803,484

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized website development costs	(224,815)	(38,449)
Net cash provided by investing activities	(224,815)	(38,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	26,070,274	25,822,527
Repayment of line of credit	(26,746,739)	(26,316,878)
Repayment of acquisition obligation	(500,000)	-
Proceeds from sale of common stock	2,709,000	-
Net cash provided by (used in) financing activities	1,532,535	(494,351)

Net increase in cash and cash equivalents	1,301,084	270,683
Cash and cash equivalents beginning of period	4,099,737	2,040,680
Cash and cash equivalents end of period	$5,400,821	$2,311,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$
Taxes paid	$-	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Unaudited)

1. Basis of Presentation

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

RDE’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying condensed consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of RDE consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods.

Collectively, RDE (Successor) and CardCash (Predecessor) are referred to as the “Company”.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Card Cash Exchange, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. RDE and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Significant Accounting Policies

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

Other

Sale of promotional gift cards, sale of travel, vacation and merchandise, and advertising revenues

The Company also recognizes revenue from the sale of Restaurant.com promotional gift cards (revenue recognized based on the Company’s historical redemption rates of its promotional gift cards), the sale of travel, vacation, and merchandise on behalf of third-party merchants (revenue reported on a net basis equal to the purchase price received from the customer less a portion of the purchase price paid by the Company to its merchant partners), and advertising revenue for third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website (revenue recognized when its determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners).

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2024 and 2023:

Sales Channels	Gift Cards	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Successor:
Three Months Ended March 31, 2024
Business to consumer (B2C)	$21,070,007	$117,026	$8,793	$15,436	$21,211,262
Business to business (B2B)		310,632	-	-	310,632
Other		-	-	-	-
Total	$21,070,007	$427,658	$8,793	$15,436	$21,521,894

Predecessor:
Three Months Ended March 31, 2023
Business to consumer (B2C)	$24,161,728	$-	$-	$-	$24,161,728
Business to business (B2B)		-	-	-	-
Other		-	-	-	-
Total	$24,161,728	$-	$-	$-	$24,161,728

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of March 31, 2024 goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of March 31, 2024.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of March 31, 2024.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $261,042 and $243,777 for the three months ended March 31, 2024 and 2023, respectively, which are recorded in general and administrative in the Statements of Operations.

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

Stock-based compensation expense recognized and recorded as part of selling, general and administrative expenses.

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

At March 31, 2024 and 2023, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Successor	Predecessor
	March 31, 2024	March 31, 2023

Convertible notes payable	27,258	-
Common stock issuable	370,843	-
Series B convertible preferred stock	-	1,526,882
Common stock options	717,782	-
Total	1,115,883	1,526,882

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended March 31, 2024 and 2023, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

No significant customers comprised more than 10% of accounts receivable or revenue as of and for the period ended March 31, 2024 and 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company’s adopted ASU 2023-7 effective January 1, 2024, and there was no material effect on the Company’s financial position, results of operations and cash flows.

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

3. Acquisition of Card Cash

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

As of March 31, 2024, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

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

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of CardCash based on the historical financial statements of the Company and CardCash. The unaudited pro forma statements of operations for the three months ended March 31, 2023 give effect to the transaction as if it had occurred on January 1, 2023.

Three Months Ended March 31, 2023
(Proforma, unaudited)

Sales	$24,973,439
Net loss	$(1,413,627)
Net loss per share	$(0.10)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(Successor)
Website development costs	$2,758,282	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,788,128	2,563,312
Accumulated depreciation	(378,737)	-
Property and equipment, net	$2,409,391	$2,563,312

The Company accounts for capitalized software and website development costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with ASC 350-40. Costs incurred during the application development stage for software programs to be used solely to meet its internal needs are capitalized. The depreciation expense on property and equipment for the three months ended March 31, 2024 and 2023 was $378,737 and $312,703, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2024	December 31, 2023
	(Successor)
Goodwill	$20,007,669	$20,007,669

Intangible Assets
Customer relationships	1,700,000	1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,600,000	2,600,000
Intangible assets, gross	6,700,000	6,700,000
Accumulated amortization	(607,917)	-
Intangible assets, net	$6,092,083	$6,700,000

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded intangible assets of $6,700,000 (provisional). During the period March 31, 2024, the Company recorded amortization expense of $607,917, leaving an ending intangible asset balance of $6,092,083 at March 31, 2024.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3
Non-competition agreement	5

Estimated amortization expense for the Company is as follows:

2024 (remaining)	$1,624,083
2025	2,234,000
2026	2,234,000
$6,092,083

6. Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its office and warehouse locations, and certain warehouse equipment. Leases with an initial term of 12 months or less are not included on the balance sheets.

The Company leases office facilities under noncancelable operating lease agreements. The Company had leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location ended in April 2024, and is currently being leased on a month-to-month basis while the lease renewal is being negotiated.

The Company’s ROU asset balance was $315,183 as of December 31, 2023. During the three months ended March 31, 2024, the Company recorded a reduction of ROU assets of $65,632 related to its leases, resulting in an ROU asset balance of $249,551 as of March 31, 2024.

The Company’s lease liability balance was $337,304 as of December 31, 2023. During the three months ended March 31, 2024, the Company made payments of $65,763 against its operating lease liability, resulting in a lease liability of $271,541, of which the current portion of lease liability was $87,207, leaving a long-term lease liabilities balance of $184,334.

During the three months ended March 31, 2024 and 2023, lease costs totaled approximately $75,580 and $53,415, respectively.

As of March 31, 2024, the weighted average remaining lease terms for operating lease is 3.08 years, and the weighted average discount rate for operating lease is 10.00%.

Maturities of the Company’s operating lease liabilities are as follows as of March 31, 2024:

Successor
As of March 31, 2024

2024 (remaining)	$86,134
2025	95,526
2026	99,366
2027	33,776
Total	314,802
Less: Imputed interest	(43,261)
Total operating lease liability	$271,541

7. Secured Revolving Line of Credit

The outstanding line of credit balance at March 31, 2024 and December 31, 2023 was:

	March 31, 2024	December 31, 2023
	(Successor)
Line of credit	$6,060,920	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At March 31, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of March 31, 2024, the Company was in compliance with customary debt covenants. At March 31, 2024 and December 31, 2023, this line of credit requires a deposit of $1,258,826, included in restricted cash.

8. Convertible Debt

Convertible debt consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Successor)
Incumaker-past due	$20,000	20,000
Total principal balance	20,000	20,000
Accrued interest	20,887	20,137
Total principal and accrued interest	40,887	40,137
Less current portion	(40,887)	(40,137)
Non-current portion	$-	$-

Incumaker, Inc.

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At March 31, 2024, the principal balance of $20,000, and accrued interest of $20,887, are convertible at $1.50 per share into 27,258 shares of the Company’s common stock.

9. Notes Payable

Notes payable consists of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Successor)
CardCash acquisition notes payable	$1,500,000	$1,500,000
GameIQ acquisition note payable	102,199	102,199
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Total principal balance	2,266,699	2,266,699
Accrued interest	43,264	28,080
Total principal and accrued interest	2,309,963	2,294,779
Less current portion	(836,509)	(836,509)
Non-current portion	$1,473,454	$1,458,270

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of March 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $18,750.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of March 31, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,027.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of March 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $23,487.

10. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2024 and December 31, 2023, the Company had 25,538,097 shares and 24,119,967 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Issuance of Common Stock on Sale of Common Stock

During the three months ended March 31, 2024, the Company received net proceeds of approximately $2,709,000 for the sale of 1,354,500 shares of common stock at $2.00 per share, as part of a private placement.

Issuance of Restricted Stock

On March 1, 2024, the Company granted its Chief Executive Officer 200,000 shares of the Company’s restricted stock, and 225,000 shares of the Company’s restricted stock to other officers and employees with an aggregate fair value of $1,793,500 or $4.22 per share. The restricted stock grant vest 33% on the grant date, and 33% on each subsequent anniversary date. During the three months ended March 31, 2024, the Company issued 141,666 of these shares of restricted stock with a fair value of $597,831 based upon its vesting term. During the three months ended March 31, 2024, the Company recognized $647,650 of expenses related to the vesting of restricted shares, leaving $1,145,850 remaining to be expensed upon vesting in future periods through March 1, 2026.

Elliot Bohm and Marc Ackerman

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into an Employment Agreements with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by RDE and will remain in those positions following the acquisition. Bohm will also join the Board of Directors of RDE.

Under the terms of the four-year agreements, Mr. Bohm and Mr. Ackerman shall each receive an annual base salary of $375,000 and a one-time award of 1,250,000 restricted shares of RDE’s common stock with aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years. During the three months ended March 31, 2024, the Company recorded $312,500 on the vesting of 78,125 shares of restricted common stock.

On March 1, 2023, the Company granted its Chief Executive Officer 200,000 shares of the Company’s restricted stock, and 100,000 shares of the Company’s restricted stock to employees with an aggregate fair value of $1,005,000 or $3.35 per share. The restricted stock grant vest 33% on the grant date, and 33% on each subsequent anniversary date. During the six months ended June 30, 2023, the Company issued 100,000 of these shares of restricted stock with a fair value of $335,000 based upon its vesting term. During the six months ended June 30, 2023, the Company recognized $418,750 of expenses related to the vesting of restricted shares, leaving $586,250 remaining to be expensed upon vesting in future periods through March 31, 2025.

Issuance of Common Stock for Services

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock with a fair value of $217,500, or $4.35 per share, to a consultant for services rendered.

Common Stock Issuable

At December 31, 2023, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements. During the three months ended March 31, 2024, the Company issued 12,500 shares of common stock, leaving 370,843 shares of common stock issuable in the accompanying consolidated financial statements at March 31, 2024.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price
	(Successor)
Balance outstanding, December 31, 2023	743,116	4.43
Options granted	-	-
Options exercised	(2,834)	3.35
Options expired or forfeited	(22,500)	1.05
Balance outstanding, March 31, 2024	717,782	$4.54
Balance exercisable, March 31, 2024	652,902	$4.74

During the three months ended March 31, 2024 and 2023, the Company recognized $37,126 of compensation expense relating to vested stock options. As of March 31, 2024, the Company had no unvested compensation related to stock options.

The weighted average remaining contractual life of common stock options outstanding and exercisable at March 31, 2024 was 6.81 years. Based on a fair market value of $4.00 per share on March 31, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was $656,902 at March 31, 2024.

11. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

12. Subsequent Events

On April 1, 2024, the Company received net proceeds of $100,000 for the sale of 50,000 shares of common stock at $2.00 per share, as part of a private placement.

On April 1, 2024, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 3,405,500 shares to be issued to its executives and employees. The 3,405,500 stock options had an exercise price of $4.01 per share, with vesting of 33% on April 1, 2024, and then 33% on each subsequent anniversary date.

The stock options are exercisable at a weighted average price of $4.01 per share with an average life to expiration of approximately three years. The total fair value of these options at grant date was approximately $13,500,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $4.01 per share, expected term of 6.00 years, volatility of 220%, dividend rate of 0%, and weighted average risk-free interest rate of 4.33%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2023, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Going Concern

The Company has a history of reporting net losses. At March 31, 2024, the Company had cash of $5,400,821 available to fund its operations, including expansion plans, and to service its debt, and a working capital deficit of $228,112.

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

Results of Operations - Three months ended March 31, 2024, compared to three months ended March 31, 2023

Sales

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net Sales	$21,521,894	$24,161,728

Sales for the three months ended March 31, 2024, were $21,521,894, a decrease of approximately $2,639,834, or 10.9%, as compared to $24,161,728 in the three months ended March 31, 2022. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 15.1%, as compared to a gross margin of 12.1% in the prior year period. While our sales decreased 10.6% over the prior year period, our gross profit increased over the prior year period.

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cost of Sales	$18,264,618	$21,248,728

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Costs of sales for the three months ended March 31, 2024 increased to $18,264,618, as compared to $21,248,078 during the three months ended March 31, 2023. Our cost of sales, as a percentage of sales, were 84.5% and 87.9%, respectively. The decline in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Operating Expenses

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Selling, General and Administrative Expenses	$5,214,041	$2,802,828
Amortization of capitalized software costs	378,737	312,703
Amortization of intangible assets	607,917	312,703

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

Selling, general and administrative expenses were $5,214,041 for the three months ended March 31, 2024, as compared to $2,802,828 for the three months ended March 31, 2023, an increase of $2,411,213. The increase was from the recording of $37,126 of stock-based compensation expense during the three months ended March 31, 2024, and approximately $202,000 of legal and professional fees related to our recent acquisition. Both of these current year expenses did not occur in the prior year period. The remaining change in selling, general and administrative expenses was from general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributable to the Company’s capitalized software development costs. Amortization expenses were $378,737 for the three months ended March 31, 2024, as compared to $312,703 during the three months ended March 31, 2023.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $607,917 for the three months ended March 31, 2024, as compared to $75,000 during the three months ended March 31, 2023.

Loss from Operations

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Loss from Operations	$2,943,419	$276,881

For the three months ended March 31, 2024, we incurred a loss from operations of $2,943,419, as compared to a loss from operations of $276,881 for the three months ended March 31, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, and amortization expense, as discussed above.

Other Income (Expenses)

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Other Income (Expenses)	$(247,301)	$(181,894)

We had other expenses of $247,301 for the three months ended March 31, 2024, as compared to other expenses of $181,894 for the three months ended March 31, 2023. Other expenses consist solely of interest expenses.

Net Loss

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net Loss	$3,190,720	$400,378

We realized a net loss of $3,190,720 for the three months ended March 31, 2024, as compared to a net loss of $430,378 for the three months ended March 31, 2023. The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, amortization expense, and interest expense, as discussed above.

Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental measure of our performance. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, and fair value of common stock issued for services.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2024 and 2023 (unaudited):

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(3,190,270)	$(430,378)

Modified EBITDA adjustments:
Income taxes	-	(28,397)
Interest expense	247,301	181,894
Amortization of intangible assets	607,917	75,000
Amortization of capitalized software costs	378,737	312,703
Stock option and other noncash compensation	1,081,376	-
Fair value of common stock issued for services	217,500	-
Total EBITDA adjustments	$2,532,831	$541,200

Modified EBITDA	$(657,439)	$110,822

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

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

We have a history of reporting net losses. At March 31, 2024, we had cash of $5,400,821 available to fund our operations, including expansion plans, and to service our debt, and a working capital deficit of $228,112. We anticipate our cash balance will last until at least March 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Successor	Predecessor
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net cash provided by (used in) operating activities	$(6,636)	$803,483
Net cash used in investing activities	(224,815)	(38,449)
Net cash provided by (used in) financing activities	1,532,535	(494,351)
Net increase in cash and cash equivalents	1,301,084	270,683

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

Cash used in operating activities for the three months ended March 31, 2024 was approximately $6,636 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash provided by operating activities for the three months ended March 31, 2023 was approximately $803,483 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, goodwill impairment, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2024 was $224,815, which was for capital expenditures.

Cash used for investing activities for the three months ended March 31, 2023, was $38,449, which was for capital expenditures.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $1,532,535, which was from proceeds of $2,709,000 on the private sale of common stock, less partial repayment of our line of credit balance of $676,465, and payment of $500,000 on our acquisition obligation.

Cash used in financing activities for the three months ended March 31, 2023 was $494,351, which was from net repayment of our line of credit facility of $494,351.

Secured Revolving Line of Credit

The outstanding line of credit balance at March 31, 2024 and December 31, 2023 was:

	March 31, 2024	December 31, 2023
Line of credit	$6,060,920	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At March 31, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of March 31, 2024, the Company was in compliance with customary debt covenants.

Convertible Debt

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At March 31, 2024, the principal balance of $20,000, and accrued interest of $20,887, are convertible at $1.50 per share into 27,258 shares of the Company’s common stock.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of March 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $18,750.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of March 31, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,027.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of March 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $23,487.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024. As of March 31, 2024, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the December 31, 2023, Annual Report on Form 10-K, in that we had inadequate segregation of duties consistent with control objectives. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations; and (ii) we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain effective program change management controls to ensure that information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Remediation Plan

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.+ Management contract or compensatory plan or arrangement.

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RDE, INC.

Date: May 15, 2024	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

