Form 10-Q
period 2024-06-30
RDE, Inc.
filed 2024-08-14
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	RSTN	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 25,912,263 shares of common stock outstanding as of July 31, 2024.

2

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,258,826 at June 30, 2024 and December 31, 2023)	$4,663,623	$4,099,737
Accounts receivable	901,785	1,681,165
Inventories	5,239,963	4,152,273
Prepaid expenses and other current assets	205,854	177,119
Total current assets	11,011,225	10,110,294

Property and equipment, net	2,331,483	2,563,312
Operating lease right of use asset, net	1,555,713	315,183
Deposits	65,556	65,556
Intangible assets, net – provisional	5,484,166	6,700,000
Goodwill – provisional	20,007,669	20,007,669
Total assets	$40,455,812	$39,762,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,708,121	$2,218,285
Accrued expenses	1,381,168	1,175,934
Deferred revenue	114,024	336,996
Secured revolving line of credit	7,670,449	6,737,385
Convertible promissory notes, current portion	41,637	40,137
Notes payable, current portion	932,792	836,509
Acquisition obligation	-	500,000
Operating lease liability, current portion	296,937	134,475
Total current liabilities	12,145,128	11,979,721

Notes payable, net of current portion	1,392,355	1,458,270
Deferred taxes	1,800,000	1,800,000
Operating lease liability, net of current portion	1,297,581	202,829
Total liabilities	16,635,064	15,440,820

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 25,912,263 and 24,119,967 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25,906	24,114
Additional paid-in-capital	103,841,872	93,376,244
Common stock issuable, 350,843 and 383,343 shares, respectively	350,843	383,343
Accumulated deficit	(80,397,873)	(69,462,507)
Total stockholders’ equity	23,820,748	24,321,194

Total liabilities and stockholders’ equity	$40,455,812	$39,762,014

The accompanying notes are an integral part of these consolidated financial statements.

RDE, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Successor	Predecessor	Successor	Predecessor

Net Sales	$20,020,502	$21,091,657	$41,542,396	$45,253,385
Cost of sales	16,760,007	18,474,119	35,024,625	39,722,197
Gross profit	3,260,495	2,617,538	6,517,771	5,531,188

Operating expenses
Selling, general and administrative expenses	9,832,270	2,835,513	15,046,311	5,638,341
Amortization of capitalized software costs	302,737	223,268	681,474	535,971
Amortization of intangible assets	607,917	75,000	1,215,834	150,000
Total operating expenses	10,742,924	3,133,781	16,943,619	6,324,312

Loss from operations	(7,482,429)	(516,243)	(10,425,848)	(793,124)

Other income (expenses)
Interest income	5,223	-	5,223	-
Interest expense	(267,440)	(170,414)	(514,741)	(352,308)
Total other income (expenses)	(262,217)	(170,414)	(509,518)	(352,308)

Net loss before income taxes	(7,744,646)	(686,657)	(10,935,366)	(1,145,432)
Income taxes	-	-	-	28,397
Net loss	$(7,744,646)	$(686,657)	$(10,935,366)	$(1,117,035)

Net earnings (loss) per share – basic	$(0.30)	$(0.05)	$(0.43)	$(0.08)
Net earnings (loss) per share –diluted	$(0.30)	$(0.05)	$(0.43)	$(0.08)

Weighted average common shares outstanding – basic	25,751,441	13,774,292	25,377,832	13,774,292
Weighted average common shares outstanding – diluted	25,751,441	13,774,292	25,377,832	13,774,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

For the Three Months Ended June 30, 2024

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	25,538,097	$25,532	370,843	$370,843	$97,395,202	$(72,653,227)	$25,138,350

Fair value of vested options	-	-	-	-	5,669,186		5,669,186

Fair value of vested restricted stock units	175,000	175	-	-	232,684		232,859

Fair value of common stock issued for employment agreements	66,666	67			312,433		312,500

Common shares issued	20,000	20	(20,000)	(20,000)	19,980		-

Issuance of common stock for cash	112,500	112	-	-	212,387		212,499

Net loss	-	-	-	-	-	(7,744,646)	(7,744,646)
Balance, June 30, 2024 (Unaudited)	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

For the Six Months Ended June 30, 2024

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	5,706,311		5,706,311

Fair value of vested restricted stock units	175,000	175	-	-	964,434		964,609

Fair value of common stock issued for employment agreements	66,666	67	-	-	624,933		625,000

Issuance of common stock for services	50,000	50	-	-	217,450		217,500

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash	1,467,000	1,467	-	-	2,920,033		2,921,500

Net loss	-	-	-	-	-	(10,935,366)	(10,935,366)
Balance, June 30, 2024 (Unaudited)	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

For the Three Months Ended June 30, 2023

Predecessor:	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2023	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(30,765,517)	$(25,828,565)

Net loss	-	-	-	-	-	-	-	(686,657)	(686,657)
Balance, June 30, 2023 (Unaudited)	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(31,452,174)	$(26,515,222)

For the Six Months Ended June 30, 2023

Predecessor:	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(30,335,139)	$(25,398,187)

Net loss	-	-	-	-	-	-	-	(1,117,035)	(1,117,035)
Balance, June 30, 2023 (Unaudited)	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(31,452,174)	$(26,515,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,935,366)	$(1,117,035)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	5,706,311	-
Fair value of vested restricted common stock	1,589,609	-
Fair value of common stock issued for services	217,500	-
Depreciation expense	681,474	627,706
Amortization of intangible assets	1,215,834	150,000
Accrued interest	31,868
Changes in operating assets and liabilities:
Accounts receivable	779,380	647,865
Inventories	(1,087,690)	370,265
Prepaid expenses and other current assets	(28,735)	(111,215)
Right of use assets	155,011	94,481
Accounts payable	(510,163)	(553,640)
Accrued expenses	205,235	(242,807)
Deferred revenue	(222,972)	(208,864)
Operating lease liability	(138,327)	(94,481)
Net cash used in operating activities	(2,341,031)	(437,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized website development costs	(449,646)	(450,000)
Net cash used in investing activities	(449,646)	(450,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	53,772,243	51,316,611
Repayment of line of credit	(52,839,180)	(50,972,869)
Repayment of acquisition obligation	(500,000)	-
Proceeds from sale of common stock	2,921,500	-
Net cash provided by financing activities	3,354,563	343,742

Net increase (decrease) in cash and cash equivalents	563,886	(543,983)
Cash and cash equivalents beginning of period	4,099,737	2,040,680
Cash and cash equivalents end of period	$4,663,623	$1,496,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$510,417	$352,308
Taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,395,541	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RDE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

1. Basis of Presentation

RDE, Inc. (“RDE”) through its wholly-owned subsidiary Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses and communities with dining and merchant deal options throughout the United States.

On August 18, 2023, RDE entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and has been accounted for as a business combination using the acquisition method of accounting (See Note 3). CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended June 30, 2024 and 2023:

Sales Channels	Gift Cards	Restaurant Coupons		Sale of Travel, Vacation and Merchandise	Advertising	Total

Successor:
Three Months Ended June 30, 2024
Business to consumer (B2C)	$19,516,572		$113,250	$5,682	$14,551	$19,650,055
Business to business (B2B)			370,447	-	-	370,447
Other			-	-	-	-
Total	$19,516,572		$483,697	$5,682	$14,551	$20,020,502

Predecessor:
Three Months Ended June 30, 2023
Business to consumer (B2C)	$21,091,657	$		$-	$-	$21,091,657
Business to business (B2B)			-	-	-	-
Other			-	-	-	-
Total	$21,091,657		$-	$-	$-	$21,091,657

In the following table, revenue is disaggregated by our divisions and type of revenue for the six months ended June 30, 2024 and 2023:

Sales Channels	Gift Cards	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Successor:
Six Months Ended June 30, 2024
Business to consumer (B2C)	$40,586,579	$230,276	$14,475	$29,988	$40,861,318
Business to business (B2B)		681,078	-	-	681,078
Other		-	-	-	-
Total	$40,586,579	$911,354	$14,475	$29,988	$41,542,396

Predecessor:
Six Months Ended June 30, 2023
Business to consumer (B2C)	$45,253,385	$-	$-	$-	$45,253,385
Business to business (B2B)		-	-	-	-
Other		-	-	-	-
Total	$45,253,385	$-	$-	$-	$45,253,385

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of June 30, 2024 goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of June 30, 2024.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of June 30, 2024.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $431,488 and $449,754 for the six months ended June 30, 2024 and 2023, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At June 30, 2024 and 2023, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Successor	Predecessor
	June 30, 2024	June 30, 2023

Convertible notes payable	27,758	-
Common stock issuable	350,843	-
Series B convertible preferred stock	-	1,526,882
Common stock options	4,123,282	-
Total	4,501,883	1,526,882

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended June 30, 2024 and 2023, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

No significant customers comprised more than 10% of accounts receivable as of June 30, 2024 and December 31, 2023 or revenue as of and for the period ended June 30, 2024 and 2023.

The Company maintains a cash balance at financial institutions, which at times exceed the federally insured limit. The Company has not experienced nor expects to experience a loss on this account.

Recent Accounting Pronouncements

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

As of June 30, 2024, management has not yet finalized its valuation analysis. In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for CardCash based on the fair value of the assets acquired and liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

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

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of CardCash based on the historical financial statements of the Company and CardCash. The unaudited pro forma statements of operations for the six months ended June 30, 2023 give effect to the transaction as if it had occurred on January 1, 2023.

Six Months Ended June 30, 2023
(Proforma, unaudited)

Sales	$46,786,584
Net loss	$(4,489,304)
Net loss per share	$(0.33)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(Successor)
Website development costs	$2,983,111	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	3,012,957	2,563,312
Accumulated depreciation	(681,474)	-
Property and equipment, net	$2,331,483	$2,563,312

The Company accounts for capitalized software and website development costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with ASC 350-40. Costs incurred during the application development stage for software programs to be used solely to meet its internal needs are capitalized. The depreciation expense on property and equipment for the six months ended June 30, 2024 and 2023 was $681,474 and $627,706, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2024	December 31, 2023
	(Successor)
Goodwill	$20,007,669	$20,007,669

Intangible Assets
Customer relationships	1,700,000	1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,600,000	2,600,000
Intangible assets, gross	6,700,000	6,700,000
Accumulated amortization	(1,215,834)	-
Intangible assets, net	$5,484,166	$6,700,000

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded intangible assets of $6,700,000 (provisional). During the period June 30, 2024, the Company recorded an amortization expense of $1,215,834, leaving an ending intangible asset balance of $5,484,166 at June 30, 2024.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3
Non-competition agreement	5

Estimated amortization expense for the Company is as follows:

2024 (remaining)	$1,016,166
2025	2,234,000
2026	2,234,000
$5,484,166

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company had leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s ROU asset balance was $315,183 as of December 31, 2023. During the six months ended June 30, 2024, the Company renewed its office lease as discussed above, and recorded an additional ROU asset of $1,395,541. During the six months ended June 30, 2024, the Company recorded a reduction of ROU assets of $155,011 related to its leases, resulting in an ROU asset balance of $1,555,713 as of June 30, 2024.

The Company’s operating lease liability balance was $337,304 as of December 31, 2023. During the six months ended June 30, 2024, the Company renewed its office lease as discussed above, and recorded an additional operating lease liability of $1,395,541. During the six months ended June 30, 2024, the Company made payments of $138,327 against its operating lease liability, resulting in a lease liability of $1,594,518, of which the current portion of lease liability was $296,937, leaving a long-term lease liabilities balance of $1,297,581.

During the six months ended June 30, 2024 and 2023, lease costs totaled approximately $201,839 and $115,322, respectively.

As of June 30, 2024, the weighted average remaining lease terms for operating lease is 4.53 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of June 30, 2024:

Successor
As of June 30, 2024

2024 (remaining)	$208,164
2025	424,660
2026	438,374
2027	382,954
2028	359,654
Thereafter	105,927
Total	1,919,733
Less: Imputed interest	(325,215)
Total operating lease liability	$1,594,518

7. Secured Revolving Line of Credit

The outstanding line of credit balance at June 30, 2024 and December 31, 2023 was:

	June 30, 2024	December 31, 2023
	(Successor)
Line of credit	$7,670,449	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At June 30, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of June 30, 2024, the Company was in compliance with customary debt covenants. At June 30, 2024 and December 31, 2023, this line of credit requires a deposit of $1,258,826, included in restricted cash.

8. Convertible Debt

Convertible debt consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Successor)
Incumaker-past due	$20,000	20,000
Total principal balance	20,000	20,000
Accrued interest	21,637	20,137
Total principal and accrued interest	41,637	40,137
Less current portion	(41,637)	(40,137)
Non-current portion	$-	$-

Incumaker, Inc.

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At June 30, 2024, the principal balance of $20,000, and accrued interest of $21,637, are convertible at $1.50 per share into 27,758 shares of the Company’s common stock.

9. Notes Payable

Notes payable consists of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Successor)
CardCash acquisition notes payable	$1,500,000	$1,500,000
GameIQ acquisition note payable	102,199	102,199
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Total principal balance	2,266,699	2,266,699
Accrued interest	58,448	28,080
Total principal and accrued interest	2,325,147	2,294,779
Less current portion	(932,792)	(836,509)
Non-current portion	$1,392,355	$1,458,270

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of June 30, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $37,500.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of June 30, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,233.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of June 30, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $19,714.

10. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2024 and December 31, 2023, the Company had 25,912,263 shares and 24,119,967 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Issuance of Common Stock on Sale of Common Stock

During the six months ended June 30, 2024, the Company received net proceeds of $2,921,500 from the sale of 1,467,000 shares of common stock at $2.00 per share, as part of a private placement.

Common Stock Issued for Employment Agreements

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into an four year employment agreement with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by RDE and will remain in those positions following the acquisition. Bohm also joined the Board of Directors of RDE.

Under the terms of the agreements, Mr. Bohm and Mr. Ackerman received a one-time award of 1,250,000 restricted shares of RDE’s common stock with aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years. During the six months ended June 30, 2024, the Company recognized stock compensation expense of $625,000 and issued 66,666 shares based upon its vesting term. As of June 30, 2024, the unamortized stock compensation amounted to $4,375,000 to be expensed upon vesting in future periods through December 2027.

Issuance of Common Stock for Services

During the six months ended June 30, 2024, the Company issued 50,000 shares of common stock with a fair value of $217,500, or $4.35 per share, to a consultant for services rendered.

Common Stock Issuable

At December 31, 2023, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements. During the six months ended June 30, 2024, the Company issued 32,500 shares of common stock, leaving 350,843 shares of common stock issuable in the accompanying consolidated financial statements at June 30, 2024.

11. Stock-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2024:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	125,000	-	$418,750	3.35
Granted	425,000	-	1,793,500	4.22
Vested	(175,000)	175,000	-	-
Forfeited	-			-
Issued	-	(175,000)	(964,609)	-
Balance, June 30, 2024	375,000	-	$1,247,641	$3.86

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

During the six months ended June 30, 2024, the Company recognized stock compensation expense of $964,609 and issued 175,000 shares of restricted stock based upon its vesting term of the grants. As of June 30, 2024, the unamortized stock compensation expense amounted to $1,247,641, to be expensed upon vesting in future periods through March 1, 2026.

Summary of Stock Options

A summary of stock options for the six months ended June 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price
	(Successor)
Balance outstanding, December 31, 2023	743,116	4.43
Options granted	3,405,500	4.22
Options exercised	(2,834)	3.35
Options expired or forfeited	(22,500)	1.05
Balance outstanding, June 30, 2024	4,123,282	$4.28
Balance exercisable, June 30, 2024	2,103,647	$4.34

On April 1, 2024, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 3,405,500 shares to be issued to its executives and employees. The 3,405,500 stock options had an exercise price of $4.01 per share, with vesting of 33% on April 1, 2024, and then 33% on each subsequent anniversary date.

The stock options are exercisable at a weighted average price of $4.01 per share with an average life to expiration of approximately six years. The total fair value of these options at grant date was approximately $13,500,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $4.01 per share, expected term of 6.00 years, volatility of 220%, dividend rate of 0%, and weighted average risk-free interest rate of 4.33%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the six months ended June 30, 2024, the Company recognized $5,706,311 of stock compensation expense relating to vested stock options. As of June 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $7,997,509 which will be recognized as an expense as the options vest in future periods through March 2026.

The weighted average remaining contractual life of common stock options outstanding and exercisable at June 30, 2024 was 4.28 years. Based on a fair market value of $4.20 per share on June 30, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was $1,588,479 at June 30, 2024.

12. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

13. Subsequent Event

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

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

Going Concern

The Company has a history of reporting net losses and negative operating cash flows. At June 30, 2024, the Company had cash of $4,663,623 available to fund its operations, including expansion plans, and to service its debt, and a working capital deficit of $1,133,903.

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

Results of Operations - Three months ended June 30, 2024, compared to three months ended June 30, 2023

Sales

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Net Sales	$20,020,502	$21,091,657

Sales for the three months ended June 30, 2024, were $20,020,502, a decrease of approximately $1,071,155, or 5.1%, as compared to $21,091,657 in the three months ended June 30, 2023. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 16.3%, as compared to a gross margin of 12.4% in the prior year period. While our sales decreased 5.1% over the prior year period, our gross profit increased over the prior year period.

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Cost of Sales	$16,760,007	$18,474,119

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Costs of sales for the three months ended June 30, 2024 decreased to $16,760,007, as compared to $18,474,119 during the three months ended June 30, 2023. Our cost of sales, as a percentage of sales, were 83.7% and 87.6%, respectively. The decline in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Operating Expenses

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Selling, General and Administrative Expenses	$9,832,270	$2,835,513
Amortization of capitalized software costs	302,737	223,268
Amortization of intangible assets	607,917	75,000

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

Selling, general and administrative expenses were $9,832,270 for the three months ended June 30, 2024, as compared to $2,835,513 for the three months ended June 30, 2023, an increase of $6,996,757. The increase was from the recording of $6,214,545 of stock-based compensation expense during the three months ended June 30, 2024, which did not occur in the prior year period. The remaining change in selling, general and administrative expenses was from general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributable to the Company’s capitalized software development costs. Amortization expenses were $302,737 for the three months ended June 30, 2024, as compared to $223,268 during the three months ended June 30, 2023.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $607,917 for the three months ended June 30, 2024, as compared to $75,000 during the three months ended June 30, 2023.

Loss from Operations

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Loss from Operations	$7,482,429	$516,243

For the three months ended June 30, 2024, we incurred a loss from operations of $7,482,429, as compared to a loss from operations of $506,243 for the three months ended June 30, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, and amortization expense, as discussed above.

Other Income (Expenses)

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Other Income (Expenses)	$(261,917)	$(170,414)

We had other expenses of $261,917 for the three months ended June 30, 2024, as compared to other expenses of $170,414 for the three months ended June 30, 2023. Other expenses consist solely of interest expenses offset by interest income.

Net Loss

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Net Loss	$7,744,646	$686,657

We realized a net loss of $7,744,646 for the three months ended June 30, 2024, as compared to a net loss of $676,657 for the three months ended June 30, 2023. The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, amortization expense, and interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2024 and 2023 (unaudited):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net loss	$(7,744,646)	$(686,657)

Modified EBITDA adjustments:
Interest income	(5,223)	-
Interest expense	267,440	170,414
Amortization of intangible assets	607,917	75,000
Amortization of capitalized software costs	302,738	223,268
Stock option and other noncash compensation	6,214,545	-
Total EBITDA adjustments	$7,387,417	$468,682

Modified EBITDA	$(357,229)	$(217,975)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Six months ended June 30, 2024, compared to six months ended June 30, 2023

Sales

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net Sales	$41,542,396	$45,253,385

Sales for the six months ended June 30, 2024, were $41,542,396, a decrease of approximately $3,710,989, or 8.2%, as compared to $45,253,385 in the six months ended June 30, 2023. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 15.7%, as compared to a gross margin of 12.2% in the prior year period. While our sales decreased 8.2% over the prior year period, our gross profit increased over the prior year period.

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Cost of Sales	$35,024,625	$39,722,197

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Costs of sales for the six months ended June 30, 2024 decreased to $35,024,396, as compared to $39,722,197 during the six months ended June 30, 2023. Our cost of sales, as a percentage of sales, were 84.3% and 87.8%, respectively. The decline in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Operating Expenses

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Selling, General and Administrative Expenses	$15,046,311	$5,638,341
Amortization of capitalized software costs	681,474	535,971
Amortization of intangible assets	1,215,834	150,000

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

Selling, general and administrative expenses were $15,046,311 for the six months ended June 30, 2024, as compared to $5,638,341 for the six months ended June 30, 2023, an increase of $9,407,970. The increase was from the recording of $7,513,421 of stock-based compensation expense during the six months ended June 30, 2024, and approximately $202,000 of legal and professional fees related to our recent acquisition. Both of these current year expenses did not occur in the prior year period. The remaining change in selling, general and administrative expenses was from general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributable to the Company’s capitalized software development costs. Amortization expenses were $681,474 for the six months ended June 30, 2024, as compared to $535,971 during the six months ended June 30, 2023.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,214,834 for the six months ended June 30, 2024, as compared to $150,000 during the six months ended June 30, 2023.

Loss from Operations

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Loss from Operations	$10,425,848	$793,124

For the six months ended June 30, 2024, we incurred a loss from operations of $10,425,848, as compared to a loss from operations of $793,124 for the six months ended June 30, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, and amortization expense, as discussed above.

Other Income (Expenses)

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Other Income (Expenses)	$(509,518)	$(352,308)

We had other expenses of $509,518 for the six months ended June 30, 2024, as compared to other expenses of $352,308 for the six months ended June 30, 2023. Other expenses consist of interest expenses offset by interest income.

Net Loss

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net Loss	$10,935,366	$1,117,035

We realized a net loss of $10,935,366 for the six months ended June 30, 2024, as compared to a net loss of $1,117,035 for the six months ended June 30, 2023. The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, amortization expense, and interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2024 and 2023 (unaudited):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss	$(10,935,366)	$(1,117,035)

Modified EBITDA adjustments:
Income taxes	-	(28,397)
Interest income	(5,223)	-
Interest expense	514,741	352,308
Amortization of intangible assets	1,215,834	150,000
Amortization of capitalized software costs	681,474	535,971
Stock option and other noncash compensation	7,295,921	-
Fair value of common stock issued for services	217,500	-
Total EBITDA adjustments	$9,920,247	$1,009,882

Modified EBITDA	$(1,015,119)	$(107,153)

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

We have a history of reporting net losses. At June 30, 2024, we had cash of $4,663,623 available to fund our operations, including expansion plans, and to service our debt, and a working capital deficit of $1,037,619. We anticipate our cash balance will last until at least June 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Successor	Predecessor
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Net cash used in operating activities	$(2,341,031)	$(437,725)
Net cash used in investing activities	(449,646)	(450,000)
Net cash provided by financing activities	3,354,563	343,742
Net increase (decrease) in cash and cash equivalents	563,886	(543,983)

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

Cash used in operating activities for the six months ended June 30, 2024 was approximately $2,341,031 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2023 was approximately $437,725 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, goodwill impairment, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2024 was $449,646, which was for capital expenditures.

Cash used for investing activities for the six months ended June 30, 2023, was $450,000, which was for capital expenditures.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $3,354,563, which was from proceeds of $2,921,500 on the private sale of common stock, borrowing on our line of credit balance of $933,063, and payment of $500,000 on our acquisition obligation.

Cash used in financing activities for the six months ended June 30, 2023 was $343,742, which was from borrowing on our line of credit facility of $343,742.

Secured Revolving Line of Credit

The outstanding line of credit balance at June 30, 2024 and December 31, 2023 was:

	June 30, 2024	December 31, 2023
Line of credit	$7,670,449	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At June 30, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of June 30, 2024, the Company was in compliance with customary debt covenants.

Convertible Debt

On November 5, 2018, RDE completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At June 30, 2024, the principal balance of $20,000, and accrued interest of $21,637, are convertible at $1.50 per share into 27,758 shares of the Company’s common stock.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on the December 29, 2025, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting RDE’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of June 30, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $37,500.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of June 30, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,233.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of June 30, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $19,714.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. As of June 30, 2024, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RDE, INC.

Date: August 14, 2024	By:	/s/ Ketan Thakker
Ketan Thakker
President, Chief Executive Officer and Principal Financial Officer

