Form 10-Q
period 2024-09-30
GIFTIFY, INC.
filed 2024-11-13
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 001-42206

GIFTIFY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Woodfield Road, Suite 510

Schaumburg, IL

60173

(Address of principal executive offices)

(ZIP Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001	GIFT	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 26,171,865 shares of common stock outstanding as of November 12, 2024.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	F-1

Item 1. Condensed Financial Statements	F-1

Condensed Consolidated Balance Sheets – September 30, 2024 (Unaudited) and December 31, 2023	F-1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements three and nine months ended September 30, 2024 and 2023 (Unaudited)	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	15

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,258,826 at September 30, 2024 and December 31, 2023)	$3,090,980	$4,099,737
Accounts receivable	1,202,690	1,681,165
Inventories	4,395,506	4,152,273
Prepaid expenses and other current assets	114,562	177,119
Total current assets	8,803,738	10,110,294

Property and equipment, net	2,302,192	2,563,312
Operating lease right of use asset, net	1,481,742	315,183
Deposits	65,556	65,556
Intangible assets, net – provisional	4,876,249	6,700,000
Goodwill – provisional	20,007,669	20,007,669
Total assets	$37,537,146	$39,762,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994,869	$2,218,285
Accrued expenses	1,396,301	1,175,934
Deferred revenue	78,403	336,996
Secured revolving line of credit	4,234,149	6,737,385
Convertible promissory notes	42,387	40,137
Secured note payable — related party	1,986,632	-
Notes payable, current portion	946,509	836,509
Acquisition obligation	-	500,000
Operating lease liability, current portion	306,670	134,475
Total current liabilities	10,985,920	11,979,721

Notes payable, net of current portion	1,393,890	1,458,270
Deferred taxes	1,800,000	1,800,000
Operating lease liability, net of current portion	1,216,346	202,829
Total liabilities	15,396,156	15,440,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 26,134,763 and 24,119,967 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	26,129	24,114
Additional paid-in-capital	106,223,043	93,376,244
Common stock issuable, 350,843 and 383,343 shares, respectively	350,843	383,343
Accumulated deficit	(84,459,025)	(69,462,507)
Total stockholders’ equity	22,140,990	24,321,194

Total liabilities and stockholders’ equity	$37,537,146	$39,762,014

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Successor	Predecessor	Successor	Predecessor

Net Sales	$23,210,850	$20,207,519	$64,753,246	$65,460,904
Cost of sales	20,220,237	17,629,985	55,244,862	57,352,182
Gross profit	2,990,613	2,577,534	9,508,384	8,108,722

Operating expenses
Selling, general and administrative expenses	5,908,603	2,600,156	20,954,914	8,238,497
Amortization of capitalized software costs	254,292	267,985	935,766	803,956
Amortization of intangible assets	607,917	75,000	1,823,751	225,000
Total operating expenses	6,770,812	2,943,141	23,714,431	9,267,453

Loss from operations	(3,780,199)	(365,607)	(14,206,047)	(1,158,731)

Other income (expenses)
Interest income	-	-	5,223	-
Interest expense	(280,953)	(191,326)	(795,694)	(543,634)
Total other income (expenses)	(280,953)	(191,326)	(790,471)	(543,634)

Net loss before income taxes	(4,061,152)	(556,933)	(14,996,518)	(1,702,365)
Income taxes	-	351	-	28,748
Net loss	$(4,061,152)	$(556,582)	$(14,996,518)	$(1,673,617)

Net earnings (loss) per share – basic	$(0.16)	$(0.04)	$(0.59)	$(0.12)
Net earnings (loss) per share –diluted	$(0.16)	$(0.04)	$(0.59)	$(0.12)

Weighted average common shares outstanding – basic	25,964,213	13,774,292	25,574,719	13,774,292
Weighted average common shares outstanding – diluted	25,964,213	13,774,292	25,574,719	13,774,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

For the Three Months Ended September 30, 2024

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

Fair value of vested options	-	-	-	-	1,168,292		1,168,292

Fair value of vested restricted stock units	-	-	-	-	234,029		234,029

Fair value of common stock issued for employment agreements	-	-			312,500		312,500

Issuance of common stock for services	150,000	150			533,850		534,000

Issuance of common stock for cash	72,500	73	-	-	132,500		132,573

Net loss	-	-	-	-	-	(4,061,152)	(4,061,152)
Balance, September 30, 2024 (Unaudited)	26,134,763	$26,129	350,843	$350,843	$106,223,043	$(84,459,025)	$22,140,990

For the Nine Months Ended September 30, 2024

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	6,874,603		6,874,603

Fair value of vested restricted stock units	175,000	175	-	-	1,198,463		1,198,638

Fair value of common stock issued for employment agreements	66,666	67	-	-	937,433		937,500

Issuance of common stock for services	200,000	200	-	-	751,300		751,500

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash, net	1,539,500	1,540	-	-	3,052,533		3,054,073

Net loss	-	-	-	-	-	(14,996,518)	(14,996,518)
Balance, September 30, 2024 (Unaudited)	26,134,763	$26,129	350,843	$350,843	$106,223,043	$(84,459,025)	$22,140,990

For the Three Months Ended September 30, 2023

Predecessor:	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(31,452,174)	$(26,515,222)

Net loss	-	-	-	-	-	-	-	(556,582)	(556,582)
Balance, September 30, 2023 (Unaudited)	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(32,008,756)	$(27,071,804)

For the Nine Months Ended September 30, 2023

Predecessor:	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(30,335,139)	$(25,398,187)

Net loss	-	-	-	-	-	-	-	(1,673,617)	(1,673,617)
Balance, September 30, 2023 (Unaudited)	-	$-	29,035,625	$2,900	-	$-	$4,934,052	$(32,008,756)	$(27,071,804)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,996,518)	$(1,673,617)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	6,874,603	-
Fair value of vested restricted common stock	2,136,138	-
Fair value of common stock issued for services	751,500	-
Depreciation expense	935,766	941,559
Amortization of intangible assets	1,823,751	225,000
Amortization of debt discount	1,700	-
Accrued interest	54,802	-
Changes in operating assets and liabilities:
Accounts receivable	478,475	562,353
Inventories	(243,233)	608,233
Prepaid expenses and other current assets	62,557	(23,171)
Right of use assets	228,982	142,837
Accounts payable	(223,416)	(435,900)
Accrued expenses	220,367	(219,055)
Deferred revenue	(258,593)	(205,669)
Operating lease liability	(209,829)	(142,837)
Net cash used in operating activities	(2,362,948)	(220,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized website development costs	(674,646)	(675,000)
Net cash used in investing activities	(674,646)	(675,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	76,769,125	76,200,992
Repayment of line of credit	(79,272,361)	(75,566,066)
Proceeds from note payable – related party	1,978,000	-
Repayment of acquisition obligation	(500,000)	-
Proceeds from sale of common stock	3,054,073	-
Net cash provided by financing activities	2,028,837	634,926

Net increase (decrease) in cash and cash equivalents	(1,008,757)	(260,341)
Cash and cash equivalents beginning of period	4,099,737	2,040,680
Cash and cash equivalents end of period	$3,090,980	$1,780,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$704,961	$543,634
Taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,395,541	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

1. Basis of Presentation

Giftify, Inc. (the “Company” or “Giftify”) through its wholly-owned subsidiary Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses and communities with dining and merchant deal options throughout the United States.

On September 4, 2024, the Company’s Board of Directors approved and, by written consent dated September 5, 2024, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from RDE, Inc. to Giftify, Inc. The change to Giftify, Inc. became effective on October 28, 2024. All references throughout this filing to RDE, Inc. have been changed to Giftify, Inc.

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

On August 18, 2023, the Company entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and has been accounted for as a business combination using the acquisition method of accounting (See Note 3). CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup.

The Company’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying condensed consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of the Company consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods. Collectively, the Company (Successor) and CardCash (Predecessor) are referred to as the “Company”.

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

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. The Company and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs at a point in time when the risk and title to the product transfers to the customer upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company’s standard terms of delivery are included in its contracts of sale, confirmation documents, and invoices. The Company recognizes revenue on a gross basis for the sales price of the merchant gift cards and discount certificates it collects.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended September 30, 2024 and 2023:

Sales Channels	Gift Cards	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Successor:
Three Months Ended September 30, 2024
Business to consumer (B2C)	$11,115,310	$97,302	$-	$25,900	$11,238,512
Business to business (B2B)	11,972,338	-	-	-	11,972,338
Other	-	-	-	-	-
Total	$23,087,628	$97,302	$-	$25,900	$23,210,850

Predecessor:
Three Months Ended September 30, 2023
Business to consumer (B2C)	$9,882,765	$-	$-	$-	$9,882,765
Business to business (B2B)		-	-	-
Other	10,324,754	-	-	-	10,324,754
Total	$20,207,519	$-	$-	$-	$20,207,519

In the following table, revenue is disaggregated by our divisions and type of revenue for the nine months ended September 30, 2024 and 2023:

Sales Channels	Gift Cards	Restaurant Coupons	Sale of Travel, Vacation and Merchandise	Advertising	Total

Successor:
Nine Months Ended September 30, 2024
Business to consumer (B2C)	$31,037,482	$327,579	$4,461	$55,887	$31,425,409
Business to business (B2B)	33,327,837	-	-	-	33,327,837
Total	$64,365,319	$327,579	$4,461	$55,887	$64,753,246

Predecessor:
Nine Months Ended September 30, 2023
Business to consumer (B2C)	$32,075,843	$-	$-	$-	$32,075,843
Business to business (B2B)	33,385,061	-	-	-	33,385,061
Total	$65,460,904	$-	$-	$-	$65,460,904

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of September 30, 2024, goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of September 30, 2024.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of September 30, 2024.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $637,203 and $573,031 for the nine months ended September 30, 2024 and 2023, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At September 30, 2024 and 2023, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Successor	Predecessor
	September 30, 2024	September 30, 2023

Convertible notes payable	28,258	-
Common stock issuable	350,843	-
Series B convertible preferred stock	-	1,526,882
Common stock options	4,123,282	-
Total	4,502,383	1,526,882

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended September 30, 2024 and 2023, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

The carrying value of the Company’s financial instruments (consisting of cash, accounts receivables, deposits to credit card processors, prepaid expense and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities) are considered to be representative of their respective fair values due to the short-term nature of those instruments.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and cash. The credit risk exposure surrounding trade accounts receivable are limited as these amounts represent the timing difference between payments being settled by credit card processors and the cash being provided to the Company.

No significant customers comprised more than 10% of accounts receivable as of September 30, 2024 and December 31, 2023 or revenue as of and for the period ended September 30, 2024 and 2023.

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

3. Acquisition of Card Cash

On December 29, 2023, the Company completed the acquisition of CardCash. The acquisition was made pursuant to an agreement and plan of merger dated August 18, 2023, between the Company and CardCash. The Company acquired all of the issued and outstanding equity of CardCash for $26,682,000, made up of the issuance of 6,108,007 shares of the Company’s common stock valued at $24,682,000, the issuance of a note payable for $1,500,000, and payment of $750,000 in cash.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations, and allocated the purchase price to CardCash’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value assigned to the developed technology was determined using the relief from royalty method. The fair value assigned to trade name were determined using the relief from royalty method. The fair value of the customer relationships was determined using the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the existing customers acquired. The cash flows were based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model, as well as the weighted average cost of capital. The valuation assumptions took into consideration the Company’s estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill. Goodwill also represents the future benefits as a result of the acquisition that the Company believes will enhance the Company’s product offerings and lineup available to both new and existing customers and generate future synergies within the discount coupon and gift card business.

As of September 30, 2024, management has not yet finalized its valuation analysis. In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for CardCash based on the fair value of the assets acquired and liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

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

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of CardCash based on the historical financial statements of the Company and CardCash. The unaudited pro forma statements of operations for the nine months ended September 30, 2023, give effect to the transaction as if it had occurred on January 1, 2023.

Nine Months Ended September 30, 2023
(Proforma, unaudited)

Sales	$67,567,019
Net loss	$(5,806,189)
Net loss per share	$(0.42)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(Successor)
Website development costs	$3,208,112	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	3,237,958	2,563,312
Accumulated depreciation	(935,766)	-
Property and equipment, net	$2,302,192	$2,563,312

The Company accounts for capitalized software and website development costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with ASC 350-40. Costs incurred during the application development stage for software programs to be used solely to meet its internal needs are capitalized. The depreciation expense on property and equipment for the nine months ended September 30, 2024 and 2023 was $935,766 and $941,559, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2024	December 31, 2023
	(Successor)
Goodwill	$20,007,669	$20,007,669

Intangible Assets
Customer relationships	1,700,000	1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,600,000	2,600,000
Intangible assets, gross	6,700,000	6,700,000
Accumulated amortization	(1,823,751)	-
Intangible assets, net	$4,876,249	$6,700,000

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded intangible assets of $6,700,000 (provisional). During the period September 30, 2024, the Company recorded an amortization expense of $1,823,751, leaving an ending intangible asset balance of $4,876,249 at September 30, 2024.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3
Non-competition agreement	5

Estimated amortization expense for the Company is as follows:

2024 (remaining)	$408,249
2025	2,234,000
2026	2,234,000
$4,876,249

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s ROU asset balance was $315,183 as of December 31, 2023. During the nine months ended September 30, 2024, the Company renewed its office lease as discussed above and recorded an additional ROU asset of $1,395,541. During the nine months ended September 30, 2024, the Company recorded a reduction of ROU assets of $228,982 related to its leases, resulting in an ROU asset balance of $1,481,742 as of September 30, 2024.

The Company’s operating lease liability balance was $337,304 as of December 31, 2023. During the nine months ended September 30, 2024, the Company renewed its office lease as discussed above, and recorded an additional operating lease liability of $1,395,541. During the nine months ended September 30, 2024, the Company made payments of $209,829 against its operating lease liability, resulting in a lease liability of $1,523,016, of which the current portion of lease liability was $306,670, leaving a long-term lease liabilities balance of $1,216,346.

During the nine months ended September 30, 2024 and 2023, lease costs totaled approximately $362,659 and $171,573, respectively.

As of September 30, 2024, the weighted average remaining lease terms for operating lease is 4.29 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of September 30, 2024:

Successor
As of September 30, 2024

2024 (remaining)	$104,083
2025	424,660
2026	438,374
2027	382,954
2028	359,654
Thereafter	105,927
Total	1,815,652
Less: Imputed interest	(292,636)
Total operating lease liability	$1,523,016

7. Secured Revolving Line of Credit

The outstanding line of credit balance at September 30, 2024 and December 31, 2023 was:

	September 30, 2024	December 31, 2023
	(Successor)
Line of credit	$4,234,149	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At September 30, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of September 30, 2024, the Company was in compliance with customary debt covenants. At September 30, 2024 and December 31, 2023, this line of credit requires a deposit of $1,258,826, included in restricted cash.

8. Convertible Debt

Convertible debt consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Successor)
Incumaker-past due	$20,000	20,000
Total principal balance	20,000	20,000
Accrued interest	22,387	20,137
Total principal and accrued interest	42,387	40,137
Less current portion	(42,387)	(40,137)
Non-current portion	$-	$-

Incumaker, Inc.

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At September 30, 2024, the principal balance of $20,000, and accrued interest of $22,238, are convertible at $1.50 per share into 28,258 shares of the Company’s common stock.

9. Secured Notes Payable – Related Party

Secured notes payable to a related party consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Successor)
CardCash acquisition notes payable	$2,000,000	$-
Less debt discount	(20,300)	-
Total principal balance	1,979,700	-
Accrued interest	6,932	-
Total principal and accrued interest	1,986,632	-
Less current portion	(1,986,632)	-
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note (the “Note”) with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. The Note has an origination fee and expenses of $22,000, which was recorded as a debt discount and is being amortized over the term of the Note and may be prepaid without penalty. The Note is collateralized by a blanket lien on the assets of the Company under the terms of a Security Agreement and is subordinated only to the line of credit (see Note 7). The Note and Security Agreement are subject to additional customary terms and conditions. Spars Capital is owned by a family trust affiliated with Elliot Bohm, a member of the Board of Directors of the Company and the President of CardCash Exchange, Inc., a subsidiary of Giftify. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $20,300, and accrued interest payable of $6,932.

10. Notes Payable

Notes payable consists of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Successor)
CardCash acquisition notes payable	$1,500,000	$1,500,000
GameIQ acquisition note payable	102,199	102,199
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Total principal balance	2,266,699	2,266,699
Accrued interest	73,700	28,080
Total principal and accrued interest	2,340,399	2,294,779
Less current portion	(946,509)	(836,509)
Non-current portion	$1,393,890	$1,458,270

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $500,000 is payable on December 29, 2025, bearing simple annual interest of 5%, and $1,000,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $56,250.

GameIQ Acquisition Note Payable

On February 1, 2022, the Company issued two notes payable for the purchase of GameIQ, one for $78,813 and another for $62,101. In accordance with Notes, the Company promised to pay the principal together with interest at 1% upon the earlier of (i) nine equal biannual installments with the first installment due on October 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”).

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,440.

Economic Injury Disaster Loans (EIDL)

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of September 30, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $16,010.

11. Stockholder’s Deficit

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2024 and December 31, 2023, the Company had 26,134,763 shares and 24,119,967 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Issuance of Common Stock on Sale of Common Stock

During the nine months ended September 30, 2024, the Company received net proceeds of $3,054,073 from the sale of 1,539,500 shares of common stock at $2.00 per share, as part of a private placement.

Common Stock Issued for Employment Agreements

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into a four year employment agreement with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by the Company and will remain in those positions following the acquisition. Bohm also joined the Board of Directors of the Company.

Under the terms of the agreements, Mr. Bohm and Mr. Ackerman received a one-time award of 1,250,000 restricted shares of the Company’s common stock with an aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years. During the nine months ended September 30, 2024, the Company recognized stock compensation expense of $937,500 and issued 66,666 shares based upon its vesting term. As of September 30, 2024, the unamortized stock compensation amounted to $4,062,500 to be expensed upon vesting in future periods through December 2027.

Issuance of Common Stock for Services

During the nine months ended September 30, 2024, the Company issued 200,000 shares of common stock with a fair value of $751,500, or $3.76 per share, to a consultant for services rendered.

Common Stock Issuable

At December 31, 2023, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements. During the nine months ended September 30, 2024, the Company issued 32,500 shares of common stock, leaving 350,843 shares of common stock issuable in the accompanying consolidated financial statements at September 30, 2024.

11. Stock-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2024:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	125,000	-	$418,750	3.35
Granted	425,000	-	1,793,500	4.22
Vested	(175,000)	175,000	-	-
Forfeited	-			-
Issued	-	(175,000)	(964,609)	-
Balance, September 30, 2024	375,000	-	$1,247,641	$3.86

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

During the nine months ended September 30, 2024, the Company recognized stock compensation expense of $1,199,628 and issued 175,000 shares of restricted stock based upon its vesting term of the grants. As of September 30, 2024, the unamortized stock compensation expense amounted to $1,014,433, to be expensed upon vesting in future periods through March 1, 2026.

Summary of Stock Options

A summary of stock options for the nine months ended September 30, 2024, is as follows:

	Number of Options	Weighted Average Exercise Price
	(Successor)
Balance outstanding, December 31, 2023	743,116	4.43
Options granted	3,405,500	4.22
Options exercised	(2,834)	3.35
Options expired or forfeited	(22,500)	1.05
Balance outstanding, September 30, 2024	4,123,282	$4.28
Balance exercisable, September 30, 2024	2,396,576	$4.32

On April 1, 2024, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 3,405,500 shares to be issued to its executives and employees. The 3,405,500 stock options had an exercise price of $4.01 per share, with vesting of 33% on April 1, 2024, and then 33% on each subsequent anniversary date.

The stock options are exercisable at a weighted average price of $4.01 per share with an average life to expiration of approximately nine years. The total fair value of these options at grant date was approximately $13,500,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $4.01 per share, expected term of 6.00 years, volatility of 220%, dividend rate of 0%, and weighted average risk-free interest rate of 4.33%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the nine months ended September 30, 2024, the Company recognized $ $6,874,603 of stock compensation expense relating to vested stock options. As of September 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $6,836,929 which will be recognized as an expense as the options vest in future periods through March 2026.

The weighted average remaining contractual life of common stock options outstanding and exercisable at September 30, 2024 was 8.50 years. Based on a fair market value of $1.83 per share on September 30, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was $190,040 at September 30, 2024.

12. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

13. Subsequent Events

On October 25, 2024, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its common stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $30,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Subsequent to September 30, 2024, the Company sold 37,102 shares of Common Stock and received proceeds of $66,341, or an average of $1.79 per share.

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

On December 29, 2023, Giftify, Inc. completed the acquisition of CardCash Exchange, Inc. (“CardCash”). The acquisition was made pursuant to a plan of merger agreement dated August 18, 2023, between the Company, and Elliott Bohn, in his capacity as stockholder representative for CardCash’s stockholders. The Company acquired all of the issued and outstanding equity interests of CardCash from CardCash’s stockholders for $26,682,000, made up of 6,108,007 shares of the Company’s common stock with a fair value of $24,432,000 or $4.00 per share, $750,000 in cash (including $250,000 advanced in October 2023), and the issuance of notes payable for $1,500,000. Elliot Bohm, President of CardCash prior to the merger with the Company, remains as President of CardCash following the closing of the merger and has joined the Board of Directors of the Company as well as serving as a member of the Board of Directors of CardCash. Marc Ackerman, Chief Operating Officer of CardCash prior to the merger with the Company, continues to serve as Chief Operating Officer of CardCash following the closing of the merger.

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

On September 4, 2024, the Company’s Board of Directors approved and, by written consent dated September 5, 2024, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from RDE, Inc. to Giftify, Inc.

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

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for nine months.

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offering (“Specials”), generating significantly greater revenue per customer when compared to purchasing our other products. The average other Company value for these Specials sales is nearly five times a certificate purchase. Specials generated over 5% of our past year’s B2C revenue from 60% of the B2C revenue of the Company for the fiscal year ended December 31, 2023. We believe that our relationships with small businesses presents a significant revenue opportunity through such cross-promotions.

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

Going Concern

The Company has a history of reporting net losses and negative operating cash flows. At September 30, 2024, the Company had cash of $3,090,980 available to fund its operations, including expansion plans, and to service its debt, and a working capital deficit of $2,182,182.

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

Basis of Presentation

On August 18, 2023, Giftify, Inc. (“Giftify”) entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed. the Company’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of Card Cash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of the Company consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods. Collectively, the Company (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Results of Operations - Three months ended September 30, 2024, compared to three months ended September 30, 2023

Sales

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Net Sales	$23,210,850	$20,207,519

Sales for the three months ended September 30, 2024, were $23,210,850, an increase of approximately $3,003,331, or 14.9%, as compared to $20,207,519 in the three months ended September 30, 2023. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 12.9%, as compared to a gross margin of 12.8% in the prior year period.

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Cost of Sales	$20,220,237	$17,629,985

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Costs of sales for the three months ended September 30, 2024 increased to $20,220,237, as compared to $17,629,985 during the three months ended September 30, 2023. Our cost of sales, as a percentage of sales, were 87.1% and 87.2%, respectively. The increase in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Operating Expenses

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Selling, General and Administrative Expenses	$5,908,603	$2,600,156
Amortization of capitalized software costs	254,292	267,985
Amortization of intangible assets	607,917	75,000

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

Selling, general and administrative expenses were $5,908,603 for the three months ended September 30, 2024, as compared to $2,600,156 for the three months ended September 30, 2023, an increase of $3,308,447. The increase was from the recording of $2,248,821 of stock-based compensation expense during the three months ended September 30, 2024, which did not occur in the prior year period. The remaining change in selling, general and administrative expenses was from general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributable to the Company’s capitalized software development costs. Amortization expenses were $254,292 for the three months ended September 30, 2024, as compared to $267,985 during the three months ended September 30, 2023.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $607,917 for the three months ended September 30, 2024, as compared to $75,000 during the three months ended September 30, 2023.

Loss from Operations

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Loss from Operations	$(3,780,199)	$(365,607)

For the three months ended September 30, 2024, we incurred a loss from operations of $3,780,199, as compared to a loss from operations of $365,607 for the three months ended September 30, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, and amortization expense, as discussed above.

Other Income (Expenses)

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Other Income (Expenses)	$(280,953)	$(191,326)

We had other expenses of $280,953 for the three months ended September 30, 2024, as compared to other expenses of $191,326 for the three months ended September 30, 2023. Other expenses consist solely of interest expenses offset by interest income.

Net Loss

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Net Loss	$(4,061,152)	$(556,582)

We realized a net loss of $4,061,152 for the three months ended September 30, 2024, as compared to a net loss of $556,582 for the three months ended September 30, 2023. The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, amortization expense, and interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2024 and 2023 (unaudited):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net loss	$(4,061,152)	$(556,582)

Modified EBITDA adjustments:
Income taxes	-	(351)
Interest expense	280,953	191,326
Amortization of intangible assets	607,917	75,000
Amortization of capitalized software costs	254,292	267,985
Stock option and other noncash compensation	1,714,821	-
Fair value of common stock issued for services	534,000	-
Total EBITDA adjustments	$3,391,983	$553,960

Modified EBITDA	$(669,169)	$(22,622)

We present Modified EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA for developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; making compensation decisions; and in communications with our board of directors concerning our financial performance. Modified EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Results of Operations – Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

Sales

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net Sales	$64,753,246	$65,460,904

Sales for the nine months ended September 30, 2024, were $64,753,246, a decrease of approximately $707,658, or 1.1%, as compared to $65,460,904 in the nine months ended September 30, 2023. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 14.7%, as compared to a gross margin of 12.4% in the prior year period. While our sales decreased 1.1% over the prior year period, our gross profit increased over the prior year period.

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Cost of Sales	$55,244,862	$57,352,182

Cost of sales consists primarily of the cost to purchase merchant gift cards. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Costs of sales for the nine months ended September 30, 2024 decreased to $55,244,862, as compared to $57,352,182 during the nine months ended September 30, 2023. Our cost of sales, as a percentage of sales, were 85.3% and 87.6%, respectively. The decline in our cost of sales, and the increase in our gross margin, as compared to the prior year period, is discussed above.

Operating Expenses

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Selling, General and Administrative Expenses	$20,954,914	$8,238,497
Amortization of capitalized software costs	935,766	803,956
Amortization of intangible assets	1,823,751	225,000

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

Selling, general and administrative expenses were $20,954,914 for the nine months ended September 30, 2024, as compared to $8,238,497 for the nine months ended September 30, 2023, an increase of $12,716,417. The increase was from the recording of $9,762,242 of stock-based compensation expense during the nine months ended September 30, 2024. The remaining change in selling, general and administrative expenses was from general changes in our business and operations.

Amortization of capitalized software costs. Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $935,766 for the nine months ended September 30, 2024, as compared to $803,956 during the nine months ended September 30, 2023.

Amortization of intangible assets. Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,823,751 for the nine months ended September 30, 2024, as compared to $225,000 during the nine months ended September 30, 2023.

Loss from Operations

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Loss from Operations	$(14,206,047)	$(1,158,731)

For the nine months ended September 30, 2024, we incurred a loss from operations of $14,206,047, as compared to a loss from operations of $1,158,731 for the nine months ended September 30, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, and amortization expense, as discussed above.

Other Income (Expenses)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Other Income (Expenses)	$(790,471)	$(543,634)

We had other expenses of $790,471 for the nine months ended September 30, 2024, as compared to other expenses of $543,634 for the nine months ended September 30, 2023. Other expenses consist of interest expenses offset by interest income.

Net Loss

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net Loss	$(14,996,518)	$(1,673,617)

We realized a net loss of $14,996,518 for the nine months ended September 30, 2024, as compared to a net loss of $1,673,617 for the nine months ended September 30, 2023. The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, amortization expense, and interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2024 and 2023 (unaudited):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss	$(14,996,518)	$(1,673,617)

Modified EBITDA adjustments:
Income taxes	-	(28,748)
Interest income	(5,223)	-
Interest expense	795,694	543,634
Amortization of intangible assets	1,823,751	225,000
Amortization of capitalized software costs	935,766	803,956
Stock option and other noncash compensation	9,010,741	-
Fair value of common stock issued for services	751,500	-
Total EBITDA adjustments	$13,312,229	$1,543,842

Modified EBITDA	$(1,684,289)	$(129,775)

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

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs at a point in time when the risk and title to the product transfers to the customer upon delivery to the customer. The Company’s performance obligations are satisfied at that time. The Company’s standard terms of delivery are included in its contracts of sale, the confirmation documents, and invoices. The Company recognizes revenue on a gross basis for the sales price of the merchant gift cards and discount certificates it collects.

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

We have a history of reporting net losses. At September 30, 2024, we had cash of $3,090,980 available to fund our operations, including expansion plans, and to service our debt, and a working capital deficit of $2,182,182. We anticipate our cash balance will last until at least June 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 25, 2024, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of our common stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $30,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). As of the date of the filing this report, the Company sold 37,102 shares of Common Stock and received proceeds of $66,341, or an average of $1.79 per share.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Net cash used in operating activities	$(2,362,948)	$(220,267)
Net cash used in investing activities	(674,646)	(675,000)
Net cash provided by financing activities	2,028,837	634,926
Net increase (decrease) in cash and cash equivalents	(1,008,757)	(260,341)

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

Cash used in operating activities for the nine months ended September 30, 2024 was approximately $2,362,948 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2023 was approximately $220,267 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, goodwill impairment, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2024 was $674,646, which was for capital expenditures.

Cash used for investing activities for the nine months ended September 30, 2023, was $675,000, which was for capital expenditures.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $2,028,837, which was from proceeds of $3,054,073 on the private sale of common stock, net proceeds of $1,978,000 from a note payable to a related party, offset by repayment of our line of credit balance of $2,503,236, and payment of $500,000 on our acquisition obligation.

Cash provided by financing activities for the nine months ended September 30, 2023 was $634,926, which was from borrowing on our line of credit facility.

Secured Revolving Line of Credit

The outstanding line of credit balance at September 30, 2024 and December 31, 2023 was:

	September 30, 2024	December 31, 2023
Line of credit	$4,234,149	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At September 30, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of September 30, 2024, the Company was in compliance with customary debt covenants.

Convertible Debt

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2023, there was one remaining assumed convertible note payable outstanding that matured July 2017, and is past due. At September 30, 2024, the principal balance of $20,000, and accrued interest of $22,238, are convertible at $1.50 per share into 28,258 shares of the Company’s common stock.

Secured Note Payable – Related Party

On September 20, 2024, the Company entered into a secured promissory note (the “Note”) with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. The Note has an origination fee and expenses of $22,000, which was recorded as a debt discount and is being amortized over the term of the Note and may be prepaid without penalty. The Note is collateralized by a blanket lien on the assets of the Company under the terms of a Security Agreement and is subordinated only to the line of credit (see Note 7). The Note and Security Agreement are subject to additional customary terms and conditions. Spars Capital is owned by a family trust affiliated with Elliot Bohm, a member of the Board of Directors of the Company and the President of CardCash Exchange, Inc., a subsidiary of Giftify. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $20,300, and accrued interest payable of $6,932.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $500,000 is payable on December 29, 2025, bearing simple annual interest of 5%, and $1,000,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2024. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $56,250.

GameIQ Acquisition Note Payable

On February 1, 2022, the Company issued two notes payable for the purchase of GameIQ, one for $78,813 and another for $62,101. In accordance with Notes, the Company promised to pay the principal together with interest at 1% upon the earlier of (i) nine equal biannual installments with the first installment due on October 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”).

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of September 30, 2024, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $1,440.

Economic Injury Disaster Loans (EIDL)

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of September 30, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $16,010.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. As of September 30, 2024, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GIFTIFY, INC.

Date: November 13, 2024	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

