Form 10-K
period 2024-12-31
GIFTIFY, INC.
filed 2025-03-31
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42206

GIFTIFY, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State of incorporation)	(I.R.S. Employer Identification No.)

1100 Woodfield Road, Suite 510, Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

(847) 506-9680

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GIFT	Nasdaq

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2024 was $62,527,895.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 29,118,407 shares of Common Stock outstanding as of March 21, 2025.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to Giftify, Inc., a Delaware corporation, and its consolidated subsidiaries.

Giftify owns and operates Restaurant.com, a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Our profile fundamentally changed with the acquisition of CardCash Exchange, Inc. (“CardCash”) in December 2023. CardCash buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers including Target, Home Depot, Starbucks and TJ Maxx, among others.

The acquisition and integration of CardCash has changed our financial position, market profile and brand focus, and has also expanded our search for additional business opportunities in the short-term, both internal and external.

We believe the CardCash acquisition added valuable attributes, including (1) CardCash’s brand awareness and acceptance from the consumer; and (2) experienced management.

●	Brand awareness – CardCash was initially formed approximately 15 years ago, and we believe this history, along with strong marketing push along multiple fronts have led to strong consumer awareness and acceptance.

●	Experienced management – As part of the CardCash acquisition, members of the executive leadership team of CardCash have joined us. Elliot Bohm, President of CardCash prior to the merger with Giftify, remains as President of CardCash following the closing of the merger and has joined the Board of Directors of Giftify. Marc Ackerman, Chief Operating Officer of CardCash prior to the merger with Giftify, continues to serve as Chief Operating Officer of CardCash following the closing of the merger.

We are an “emerging growth company” (an “EGC”), as defined in the Jumpstart Our Business Startups Act of 2012. As an EGC, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation.

Merger with CardCash Exchange, Inc.

On December 29, 2023, Giftify, Inc. completed the acquisition of CardCash Exchange, Inc. (“CardCash”). The acquisition was made pursuant to a plan of merger agreement dated August 18, 2023, between Giftify, Inc., and Elliott Bohn, in his capacity as stockholder representative for CardCash’s stockholders. The Company acquired all of the issued and outstanding equity interests of CardCash from CardCash’s stockholders for $26,682,000, made up of 6,108,007 shares of Giftify’s common stock with a fair value of $24,432,000 or $4.00 per share, $750,000 in cash (including $250,000 advanced in October 2023), and the issuance of notes payable for $1,500,000.

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

Furthermore, CardCash facilitates Business-to-Business (B2B) exchanges, enabling companies to efficiently manage surplus gift card inventory and procure gift cards in bulk for various business needs. This service not only benefits businesses but also contributes to a thriving gift card market projected to reach $400 billion by 2026.

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

CardCash Growth Plans

CardCash intends to grow its current four business channels, bulk to bulk, bulk to retail, retail to bulk and retail to retail, to take advantage of the projected expansion by 2026 of the global market for gift cards to $400 billion (see “Business - Pending Acquisition – CardCash Exchange, Inc.”) as follows:

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

●	Increase Marketing Efforts. CardCash intends to increase its marketing to retailers and consumers to accelerate its sales of gift cards.

●	Increase Profit Margins. CardCash intends to shift its cost structure to allow it to process scalable volumes of 4-5X its current number of gift cards with a very slight increase in cost. CardCash believes that a more efficient use of machine learning transaction processing with richer data from a strategic subset can empower it to scale its model to meet the needs of the gift card market. CardCash is seeking a strategic investment and collaboration, in addition to what it receives by its merger with Giftify, to bring data synergy and higher margins from more reliable processing. While the bulk-to-bulk channel is expected to represent the largest contributor of CardCash’s sales in the years to come, the other three channels are projected to grow at a faster rate and account for an aggregate 50% of sales over the next two years. CardCash expects to drive top-line growth by adding new branded exchange partnerships that in turn are expected to generate more users and increase demand for other services. CardCash currently has a 13.0% gross margin for its four revenue streams combined. CardCash anticipates that its gross margins will increase approximately 8% in the next two years based on retail-sourced inventory and retail sales. CardCash’s focus is to maximize inventory sourced through checkout and branded exchange initiatives to drive significant volume on the secondary market and generate higher gross margins.

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 50% of gross revenue in our fiscal year ended December 31, 2024. To our database of 6.2 million customers, we sell:

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

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 50% of our gross revenue in our fiscal year ended December 31, 2024. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

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

Marketing. Our marketing department is responsible for managing the Restaurant.com brand, the B2C discount certificate and Specials offerings, creating the promotional calendar, all creative assets used in our marketing channels such as the website, email, and affiliate partnerships, including imagery and editorial content, negotiation with affiliate and merchant partners, revenue management, company analytics and B2B marketing and brand assets. We have an agreement with Commission Junction for a monthly payment of $1,500 to $3,500 that generates potential leads with companies that earn a commission by promoting our discount deals on their websites for which they receive between 3% to 15% of the revenue we receive from a customer’s purchase of a discount certificate.

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

We believe we compete favorably on several of the factors described above and plan to increase our standing in each of these categories. As of December 31, 2024, our customer base was 5.4 million and during 2024 we featured deals at over 184,000 restaurants and merchants.

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

Employees

As of December 31, 2024, we had 42 full time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that our future success will depend in part on our ability to attract, hire and retain qualified personnel.

Smaller Reporting Company

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million during the most recently completed fiscal year. As a “smaller reporting company”, we are able to provide simplified executive compensation disclosures in our SEC filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. In addition, as a smaller reporting company with a public float of less than $75 million we qualify as a non-accelerated filer. A non-accelerated filer is not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Sarbanes-Oxley Act Section 404(b), and, in contrast to other reporting companies, has more time to file its periodic reports.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

There is substantial doubt about our ability to continue as a going concern. We have a history of annual net losses which may continue, and which may negatively impact our ability to achieve our business objectives, and we received a going concern qualification in our 2024 audit.

For the year ended December 31, 2024, we recorded a net loss of $18,832,080 and used cash in operating activities of $2,551,870. At December 31, 2024, our cash and cash equivalents balance was $3,574,876. At December 31, 2024, the outstanding balance on our line of credit facility was $3,805,080, we had $4,392,906 outstanding in promissory notes, and $43,137 of convertible notes payable, including interest. Our independent registered public accounting firm, in their report to our December 31, 2024, financial statements, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to generate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer.

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

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Ketan Thakker, our President and Chief Executive Officer, Steve Handy, our Chief Financial Officer, Elliot Bohm, the Chief Executive Officer of our subsidiary, CardCash, and Marc Ackerman, the Chief Operating Officer of our subsidiary, CardCash, and Balazs Wallisch, the Chief Operating Officer of our subsidiary, Restaurant.com. These executives may elect to pursue other opportunities at any time. If one or more of these individuals choose to leave our company, we may lose a significant number of supplier relationships and operating expertise which they have developed over many years, and which would be difficult to replace. The loss of the services of any executive officer or other key employee could hurt our business.

In addition, as our business expands, we will need to add new personnel, including information technology and engineering personnel to maintain and expand our website and systems, marketing and salespeople to attract and retain customers and merchants and customer support personnel to serve our growing customer base. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well-qualified employees can be intense. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize a stock incentive plan, including stock options, as a form of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

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

There is limited trading activity in our common stock. Although our common stock is now trading on the Nasdaq Marketplace, there can be no assurance that a more active market for the common stock will develop, or if one should develop, there is no assurance that it will be sustained. If a market does not develop or is not sustained it may be difficult for you to sell your common stock at the time you wish to sell them, at a price that is attractive to you, or at all. You may not be able to sell your common stock at or above the offering price per share.

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

Our officers and directors beneficially own approximately 20% of our outstanding shares of common stock. Such concentrated control may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in our management since the insiders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. In addition, sales by our insiders or affiliates along with any other market transactions, could negatively affect the market price of our common stock.

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

ITEM 2. PROPERTIES

Our principal executive offices, including Restaurant.com, are located at 1100 Woodfield Road, Suite 510, Schaumburg, IL 60173 and consist of approximately 7,850 square feet. The corresponding lease was executed in April 2023 for a term of 36 months and an average base rent of approximately $7,500 per month.

In July 2018, CardCash signed a lease for its office located in Woodbridge, New Jersey. The lease has a term of 70 months through April 2024, and an average base rent of approximately $17,000 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

In December 2024, the Company received net proceeds of $200,000 for the sale of 150,000 shares of common stock, as part of a Securities Purchase Agreement and Strata Purchase Agreement with ClearThink Capital Partners, LLC. As a condition of the right of the Company to commence sales of its Purchase Shares to ClearThink Capital under the Strata Purchase Agreement, the Company issued to ClearThink Capital under the terms of the Securities Purchase Agreement, 100,000 restricted shares of Giftify’s common stock and an effective registration statement covering the resale of the Purchase Shares.

Market Information

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq. Prior to August 6, 2024, our common stock has been quoted on the OTC:QB under the symbol RSTN since September 25, 2020. From April 17, 2020 to September 25, 2020, our common stock was quoted on the OTC:Pink under the symbol UBID and prior thereto under the symbol QMKR.

On September 4, 2024, the Company’s Board of Directors approved and, by written consent dated September 5, 2024, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from RDE, Inc. to Giftify, Inc. The change to Giftify, Inc. became effective on October 28, 2024.

On October 25, 2024, Nasdaq announced that the change of the Company’s name to Giftify and its trading symbol to GIFT would be effective on October 28, 2024.

The following table sets forth the high and low bid closing prices for our common stock for the periods indicated, as reported by Nasdaq and the OTC:QB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

	High	Low
Year Ending December 31, 2024
October 1, 2024 through December 31, 2024	$2.54	$0.92
July 1, 2024 through September 30, 2024	$4.22	$0.50
April 1, 2024 through June 30, 2024	$4.27	$3.60
January 1, 2024 through March 31, 2024	$4.65	$3.25

Year Ending December 31, 2023
October 1, 2023 through December 31, 2023	$4.45	$3.15
July 1, 2023 through September 30, 2023	$4.60	$2.97
April 1, 2023 through June 30, 2023	$3.70	$2.88
January 1, 2023 through March 31, 2023	$3.39	$1.35

Holders

As of December 31, 2024, there were 809 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2024.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	I
Equity Compensation Plans (1)
Approved by Security Holders 2019 Plan	4,121,830	$4.28	35,878,170

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references in this section to “the Company,” “Giftify” “we,” “us,” “our” and other similar terms refer to Giftify, Inc. and its subsidiaries and references to “CardCash” refer to the Company, formerly known as CardCash Acquisition Corp., prior to the Merger (as defined below).

The following discussion and analysis of the financial condition and results of operations of Giftify should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should also be read together with the section entitled “Organization and description of business” as of December 31,2024 and 2023 (Successor) and for the period from January 1, 2023 through December 29, 2023 (Predecessor). In addition to historical information, the following discussion and analysis contains forward-looking statements. Our actual results may differ significantly from those projected in such forward-looking statements. Factors that might cause future results to differ materially from those projected in such forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” All figures are presented in thousands, except percentages, rates and unless otherwise noted.

References to “Notes” are notes included in our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Background

On September 4, 2024, our Board of Directors approved and, by written consent dated September 5, 2024, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from RDE, Inc. to Giftify, Inc. The change to Giftify, Inc. became effective on October 28, 2024. All references to RDE, Inc. have been changed to Giftify, Inc.

On August 6, 2024, The Nasdaq Stock Market granted our application for listing on the Nasdaq.

On August 18, 2023, we entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and has been accounted for as a business combination using the acquisition method of accounting. CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup.

On March 1, 2020, we acquired the assets of Restaurant.com, Inc., a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand.

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

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 50% of gross revenue in our fiscal year ended December 31, 2024. To our database of 6.2 million customers, we sell:

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

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 50% of our gross revenue in our fiscal year ended December 31, 2023. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

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

Going Concern

The Company has a history of reporting net losses. At December 31, 2024, the Company had cash of $3,574,876 available to fund its operations, including expansion plans, and to service its debt, and a negative working capital of $3,204,077.

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced operating losses and negative operating cash flows during 2024 and 2023. We have financed our working capital requirements through borrowings from various sources and the sale of our equity securities.

As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

On August 18, 2023, Giftify, Inc. entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed. Giftify’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of Giftify consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods. Collectively, Giftify (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Results of Operations – Year ended December 31, 2024, compared to year ended December 31, 2023

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended	December 30, 2023 to	January 1, 2023 to
	December 31, 2024	December 31, 2023	December 29, 2023

Net Sales	$88,934,036	$484,860	$86,661,944
Cost of sales	75,789,255	418,350	76,220,645
Gross profit	13,144,781	66,510	10,441,299

Operating Expenses
Selling, general and administrative expenses	27,615,865	5,086,510	11,152,428
Amortization of capitalized software costs	1,472,974	-	1,080,537
Amortization of intangible assets	2,431,668	-	300,000
Impairment of property and equipment	-	-	738,740
Impairment of intangibles	-	-	250,000
Total operating expenses	31,520,507	5,086,510	13,521,705

Loss from operations	(18,375,726)	(5,020,000)	(3,080,406)

Other income (expense):
Interest expense	(1,002,354)	-	(2,890,466)
Financing costs	(131,000)	-	-
Gain on forgiveness of debt	-	-	5,876,000
Total other income (expense), net	(1,133,354)	-	2,985,534
Net loss before income taxes	(19,509,080)	(5,020,000)	(94,872)
Income taxes (expense) benefit	677,000	-	(29,673)
Net loss	$(18,832,080)	$(5,020,000)	$(124,545)

Net Sales

For the year ended December 31, 2023, the Company’s operating revenues consisted of sales generated by our CardCash business. See our Basis of Presentation discussion above.

	Successor		Predecessor
	Year Ended	December 30, 2023 to	January 1, 2023 to
	December 31, 2024	December 31, 2023	December 29, 2023

CardCash	$86,991,638	$484,860	$86,661,944
Restaurant.com	1,942,398	-	-
Sales	$88,934,036	$484,860	$86,661,944

CardCash

Sales for the year ended December 31, 2024 and 2023, were $86,991,638 and $87,146,804, respectively. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 13.0%, as compared to a gross margin of 12.0% in the prior year period, which generated an increase in gross profit as compared to the prior year period.

Restaurant.com

Sales for the year ended December 31, 2024 were $1,942,399. Per our Basis of Presentation discussion above, Restaurant.com sales were not included in the prior year numbers.

Cost of Sales

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

CardCash	$75,654,690	$418,350	$76,220,645
Restaurant.com	134,565	-	-
Cost of Sales	$75,789,255	$418,350	$76,220,645

For the year ended December 31, 2023, the Company’s cost of sales consisted of solely our CardCash business. See our Basis of Presentation discussion above. Amortization of developed technology is excluded from cost of sales and included in amortization expense in the Statements of Operations.

CardCash

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the year ended December 31, 2024 and 2023, were $75,654,690 and $76,638,995, respectively. Our cost of sales declined 1.3%, which generated an increase in gross margin of $829,139, or 7.9%, as compared to the prior year period. Our cost of sales, as a percentage of sales, were 87.0% and 87.9%, for the year ended December 31, 2024 and 2023, respectively.

Restaurant.com

Cost of sales for the year ended December 31, 2024 were $134,565. Per our Basis of Presentation discussion above, Restaurant.com sales were not included in the prior year numbers.

Operating Expenses

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Selling, general and administrative expenses	$27,615,865	$5,086,510	$11,152,428
Amortization of capitalized software costs	1,472,974	-	1,080,537
Amortization of intangible assets	2,431,668	-	300,000
Impairment of property and equipment	-	-	738,740
Impairment of intangibles	-	-	250,000
Operating expenses	$31,520,507	$5,086,510	$13,521,705

Selling, general and administrative expenses.

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

Selling, general and administrative expenses were $27,615,865 for the year ended December 31, 2024, as compared to $16,238,938 for the year ended December 31, 2023, an increase of $11,376,927. The increase was from increased stock-based compensation expense of $6,482,766 during the year ended December 31, 2024, increased payroll and benefit expenses, and general changes in our business and operations. For the period January 1, 2023 to December 29, 2023, selling, general and administrative expenses of Giftify were excluded. See our Basis of Presentation discussion above.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $1,472,974 during the year ended December 31, 2024, as compared to $1,080,537 during the year ended December 31, 2023.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $2,431,668 during the year ended December 31, 2024. Amortization expenses were $300,000 during the year ended December 31, 2023.

Impairment of property and equipment.

During the year ended December 31, 2023, the Company determined that certain property and equipment were impaired, resulting in a charge to operations of $738,740 at December 31, 2023. No similar event occurred in the current year period.

Impairment of intangibles

During the year ended December 31, 2023, the Company determined that certain intangible assets were impaired, based on a third-party valuation, resulting in a charge to operations of $250,000 at December 31, 2023. No similar event occurred in the current year period.

Loss from Operations

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Loss from operations	$(18,375,726)	$(5,020,000)	$(3,080,406)

For the year ended December 31, 2024, we incurred a loss from operations of ($18,375,726), as compared to a loss from operations of ($8,100,406) for the year ended December 31, 2023. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, impairment of goodwill and intangible assets, and operating costs, as discussed above. For the period January 1, 2023 to December 29, 2023, operations of Giftify were excluded. See our Basis of Presentation discussion above.

Other Income (Expenses)

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Interest expense	$(1,002,354)	$-	$(2,890,466)
Financing costs	(131,000)	-	-
Gain on forgiveness of debt	-	-	5,876,000
Total other income (expense), net	$(1,133,354)	$-	$2,985,534

We had other expenses of ($1,133,354) for the year ended December 31, 2024, as compared to other income of $2,985,534 for the year ended December 31, 2023. Other expense income for the year ended December 31, 2024, consisted of financing costs of $131,000 and interest expense of $1,002,354. Other income for the year ended December 31, 2023, consisted of a gain from the forgiveness of convertible notes and promissory notes totaling $5,876,000, offset by interest expense of $2,890,466.

Net Loss

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Net Loss	$(18,832,080)	$(5,020,000)	$(124,546)

We realized a net loss of ($18,832,080) for the year ended December 31, 2024, as compared to a net loss of ($5,144,546) for the year ended December 31, 2023 (including Predecessor from January 1, 2023 to December 29, 2023). The increase in net loss was due to our increased gross profit offset by increased stock-based compensation expense, operating costs, other expenses, and decreased income taxes, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2024 and 2023 (unaudited):

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Net Loss	$(18,832,080)	$(5,020,000)	$(124,545)

Modified EBITDA adjustments:
Income taxes	(677,000)		29,673
Interest expense	1,002,354	-	2,890,466
Financing costs	131,000	-	-
Gain on forgiveness of debt	-	-	(5,876,000)
Amortization of intangible assets	2,431,668	-	300,000
Amortization of capitalized software costs	1,472,974	-	1,080,537
Stock option and other noncash compensation	11,484,708	5,000,000	1,942
Fair value of stock issued on vendor settlement	150,000	-	-
Impairment of intangible assets and property and equipment	-	-	988,740
Total Modified EBITDA adjustments	15,995,704	5,000,000	(584,642)

Mofified EBITDA	$(2,836,376)	$(20,000)	$(709,187)

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

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

Share-Based Compensation

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

Going Concern

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during 2024 and 2023. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. At December 31, 2024, we had cash of $3,574,876 available to fund our operations, including expansion plans, and to service our debt, and a negative working capital of $3,204,077. We anticipate our cash balance will last until approximately December 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Net cash used in operating activities	$(2,551,870)	$-	$(541,791)
Net cash used in investing activities	-	2,038,472	(900,000)
Net cash provided by financing activities	2,027,009		1,462,376
Net increase (decrease) in cash and cash equivalents	$(524,861)	$2,037,472	$20,585

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

Cash used in operating activities for the year ended December 31, 2024 was approximately $2,551,870 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, impairment of goodwill and intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2023 was approximately $541,791 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, impairment of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, and routine changes in working capital and other activities.

Investing Activities

The Company had no cash flows from investing activities for the year ended December 31, 2024.

Cash provided by investing activities for the year ended December 31, 2023 was $1,138,472, which was comprised of $2,038,472 of cash received from an acquisition, offset by $900,000 of cash used for capital expenditures.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $2,027,009, which was from proceeds of $3,507,585 on the sale of common stock, net proceeds of $1,978,000 from a note payable to a related party, offset by repayment of our line of credit balance of $2,932,305, repayment of our notes payable of $26,271, and payment of $500,000 on our acquisition obligation.

For the year ended December 31, 2023, cash provided by financing activities was $1,462,376, which was from net proceeds received from our line of credit facility of $1,212,376, and a $250,000 working capital advance from Giftify.

Secured Revolving Line of Credit

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At December 31, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of December 31, 2024, the Company was in compliance with customary debt covenants. As of December 31, 2024, the line of credit balance was $3,805,080, and this line of credit requires a deposit of $1,258,826, which is included in restricted cash.

Convertible Debt

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock.

Secured Note Payable

On February 19, 2025, the Company entered into a secured promissory note (the “Note”) with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that had a maturity date of December 31, 2025. The Note is collateralized by a blanket lien on the assets of Giftify under the terms of a Security Agreement and is subordinated only to the line of credit owed by Company to Pathward National Association.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024 (see Note 13), bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558.

Off-Balance Sheet Arrangements

At December 31, 2024 and December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Giftify, Inc.
Report of Independent Registered Public Accounting Firm for Giftify, Inc. (PCAOB ID: 572)	F-1
Consolidated Financial Statements as of December 31, 2024 and December 31, 2023 (Successor) and for the year ended December 31, 2024 (Successor), and the periods from December 30, 2023 to December 31, 2023 (Successor), and January 1, 2023 to December 29, 2023 (Predecessor)
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Deficiency	F-4
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Giftify, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Giftify, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023 (Successor), the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2024 (Successor), the period from December 30, 2023 through December 31, 2023 (Successor), and January 1, 2023 through December 29, 2023 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2024 (Successor), the periods from December 29, 2023 through December 31, 2023 (Successor), and January 1, 2023 through December 29, 2023 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of reporting net losses and negative operating cash flows. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share-based compensation

As described in Note 13 to the consolidated financial statements, the Company recognized $8 million of share-based compensation expense relating to vested stock options, including $7.9 million for stock options granted to executives and employees in 2024. Management accounts for share-based compensation based on the grant-date fair value of each award, which is amortized as expense over the requisite service period of the award. The fair value of each option is estimated on the grant-date using the Black-Scholes option pricing model which includes assumptions made by management.

We identified share-based compensation as a critical audit matter. Auditing management’s estimate of share-based compensation required a high degree of auditor effort in performing procedures and evaluating audit evidence related to the grant-date fair value of awards.

The following are the primary procedures we performed to address this critical audit matter.

●	Obtaining and reading the share-based award agreements, and obtaining board approvals related to the share-based awards.
●	Evaluating the option pricing model management selected to determine the grant-date fair value, and evaluating the reasonableness of management’s significant valuation assumptions.
●	Performing a recalculation of the grant-date fair value estimate for a sample of the awards.

We have served as the Company’s auditor since 2017.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2025

GIFTIFY, INC. AND SUBSIDIARIES (FKA RDE, INC.)

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,258,826 at December 31, 2024 and 2023)	$3,574,876	$4,099,737
Accounts receivable	891,666	1,681,165
Inventories	4,116,180	4,152,273
Prepaid expenses and other current assets	63,210	177,119
Total current assets	8,645,932	10,110,294

Property and equipment, net	1,089,984	2,563,312
Operating lease right of use asset, net	1,406,242	315,183
Deposits	65,556	65,556
Intangible assets, net	4,268,332	6,700,000
Goodwill	20,007,670	20,007,669
Total assets	$35,483,716	$39,762,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,966,616	$2,218,285
Accrued expenses	1,768,607	1,175,934
Customer deposits	95,000	-
Deferred revenue	77,051	336,996
Secured revolving line of credit	3,805,080	6,737,385
Convertible promissory notes	43,137	40,137
Secured note payable — related party, net of debt discount of $4,000 and $0, at December 31, 2024 and 2023, respectively	2,060,274	-
Notes payable, current portion	1,717,632	836,509
Acquisition obligation	-	500,000
Operating lease liability, current portion	316,612	134,475
Total current liabilities	11,850,009	11,979,721

Notes payable, net of current portion	615,000	1,458,270
Deferred income taxes	1,123,000	1,800,000
Operating lease liability, net of current portion	1,133,371	202,829
Total liabilities	14,721,380	15,440,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 27,021,423 and 24,119,967 shares issued and outstanding at December 31, 2024 and 2023, respectively	27,015	24,114
Additional paid-in-capital	108,679,065	93,376,244
Common stock issuable, 350,843 and 383,343 shares, respectively	350,843	383,343
Accumulated deficit	(88,294,587)	(69,462,507)
Total stockholders’ equity	20,762,336	24,321,194

Total liabilities and stockholders’ equity	$35,483,716	$39,762,014

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023	January 1, 2023 to December 29, 2023

Net Sales	$88,934,036	$484,860	$86,661,944
Cost of sales	75,789,255	418,350	76,220,645
Gross profit	13,144,781	66,510	10,441,299

Operating Expenses
Selling, general and administrative expenses	27,615,865	5,086,510	11,152,428
Amortization of capitalized software costs	1,472,974	-	1,080,537
Amortization of intangible assets	2,431,668	-	300,000
Impairment of property and equipment	-	-	738,740
Impairment of intangibles	-	-	250,000
Total operating expenses	31,520,507	5,086,510	13,521,705

Loss from operations	(18,375,726)	(5,020,000)	(3,080,406)

Other income (expense):
Interest expense	(1,002,354)	-	(2,890,466)
Financing costs	(131,000)	-	-
Gain on forgiveness of debt	-	-	5,876,000
Total other income (expense), net	(1,133,354)	-	2,985,534
Net loss before income taxes	(19,509,080)	(5,020,000)	(94,872)
Income tax (expense) benefit	677,000	-	(29,673)
Net loss	$(18,832,080)	$(5,020,000)	$(124,545)

Net loss per share – basic and diluted	$(0.73)	$(0.21)	$(0.01)

Weighted average common shares outstanding – basic and diluted	25,745,113	24,119,967	15,927,387

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES (FKA RDE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Year Ended December 31, 2024 (Successor)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023 (Successor)	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	8,031,289		8,031,289

Fair value of vested restricted stock units	241,666	242	-	-	1,431,606		1,431,848

Fair value of common stock issued for employment agreements	312,500	313	-	-	1,249,687		1,250,000

Fair value of common stock issuance for services	210,000	210	-	-	771,290		771,500

Fair value of common stock issued for vendor settlement	104,167	104			149,896		150,000

Fair value of common shares issued for financing costs	100,000	100			130,900		131,000

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash, under stock purchase agreement	150,000	150	-	-	199,850		200,000

Issuance of common stock for cash, net, under at-the-market sale agreement	209,993	210	-	-	285,853		286,063

Issuance of common stock for cash, net, on private sales	1,539,500	1,539	-	-	3,019,983		3,021,522

Net loss	-	-	-	-	-	(18,832,080)	(18,832,080)

Balance, December 31, 2024 (Successor)	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Period December 30, 2023 to December 31, 2023 (Successor)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 29, 2023 (Successor)	16,761,960	$16,756	383,343	$383,343	$63,951,602	$(64,442,507)	$(90,806)
Effects of the merger	6,108,007	6,108	-	-	24,425,892	-	24,432,000
Balance, December 30, 2023	22,869,967	22,864	383,343	383,343	88,377,494	(64,442,507)	24,341,194

Fair value of common stock issued for employment agreements	1,250,000	1,250	-	-	4,998,750		5,000,000

Net loss	-	-	-	-	-	(5,020,000)	(5,020,000)
Balance, December 31, 2023 (Successor)	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Period from January 1, 2023 to December 29, 2023 (Predecessor)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022 (Predecessor)	29,035,625	$2,900	$4,934,052	$(30,335,139)	$(25,398,187)
Stock based compensation			1,942		1,942
Purchase of employee stock options			(36,916)		(36,916)
Capital contribution – retirement of Series B			4,084,353		4,084,353
Capital contribution			22,997,712		22,997,712
Net loss	-	-	-	(124,545)	(124,545)
Balance, December 29, 2023 (Predecessor)	29,035,625	$2,900	$31,981,143	$(30,459,684)	$1,524,359

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2024	December 30, 2023 to December 31, 2023		January 1, 2023 to December 29, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,832,080)		$(5,020,000)	$(124,545)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	8,031,289		-	1,942
Fair value of vested restricted common stock	1,431,848
Fair value of common stock issued for employment agreements	1,250,000		5,000,000	-
Fair value of common stock issued for services	771,500		-	-
Loss on settlement of vendor balance	135,415		-	-
Fair value of common stock issued for financing costs	131,000		-	-
Change in inventory reserve balance	(61,000)		-	-
Amortization of capitalized software costs	1,472,974		-	1,290,190
Amortization of intangible assets	2,431,668		-	300,000
Amortization of debt discount	18,000		-	-
Impairment of intangible assets and property and equipment	-		-	988,740
Accrued interest	131,398		-	2,100,610
Gain on forgiveness of debt	-		-	(5,876,000)
Changes in operating assets and liabilities:
Accounts receivable	789,499		-	(74,340)
Inventories	97,093		-	816,853
Prepaid expenses	113,909		-	(38,328)
Change in right of use asset	304,481		-	191,953
Accounts payable	(236,731)		-	84,611
Accrued expenses	592,673		20,000	(39,515)
Customer deposits	95,000		-	-
Deferred revenue	(259,945)		-	27,991
Deferred taxes	(677,000)		-	-
Operating lease liability	(282,861)		-	(191,953)
Net cash used in operating activities	$(2,551,870)		$-	$(541,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash, net, received from acquisition	-		2,038,472	-
Capital expenditures	-		-	(900,000)
Net cash provided by (used in) investing activities	$-		$2,038,472	$(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	104,752,474		-	104,752,474
Repayment of line of credit	(107,684,779)		-	(103,540,098
Proceeds from note payable – related party	1,978,000		-	-
Repayment of acquisition obligation	(500,000)		-	-
Repayment of notes payable	(26,271)		-	-
Proceeds from sale of common stock under stock purchase agreement	200,000		-	-
Proceeds from public sale of common stock under at-the-market sale agreement	286,063
Proceeds from private sale of common stock	3,021,522
Advance on purchase consideration from Giftify	-		-	250,000
Net cash provided by financing activities	$2,027,009		$-	$1,462,376

Net increase (decrease) in cash and cash equivalents	(524,861)		2,038,472	20,585
Cash and cash equivalents beginning of period	4,099,737		2,061,265	2,040,680
Cash and cash equivalents end of period	$3,574,876		$4,099,737	$2,061,265

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$841,260		$-	$-
Taxes paid	$-		$-	$29,673

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Present value of operating lease right of use asset and lease liability	$1,395,541	$		$-
Fair value of common stock issued for settlement of vendor balance	$150,000		$-	$-
Issuance of common stock issued for common stock issuable	$32,500		$-	$-
Fair value of Giftify common stock received	$-		$-	$22,962,739
Gain on forgiveness of notes payable	$-		$-	$5,462,739
Settlement of notes payable and accrued interest	$-		$-	$28,873,696
Termination of Series B convertible preferred stock	$-		$-	$4,084,353

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the twelve months ended December 31, 2024 (Successor)
For the period December 30, 2023 to December 31, 2023 (Successor)
For the period January 1, 2023 to December 29, 2023 and year ended December 31, 2022 (Predecessor)

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

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

In August, 2023, the Company entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and has been accounted for as a business combination using the acquisition method of accounting (see Note 3). CardCash was formed in 2013 and purchases merchant gift cards and resells the gift cards at a markup.

The Company’s operations are not considered significant compared to the operations of CardCash before the acquisition. Accordingly, for the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior to the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023, reflect the financial position, results of operations and cash flows of the Company consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these periods. Collectively, the Company (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. Giftify and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of the Company’s wholly-owned operating subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. For the purpose of the accompanying consolidated financial statements, periods before December 29, 2023 reflect the financial position, results of operations and cash flows of CardCash prior the acquisition, and is referred to as the “Predecessor”. Periods beginning after December 29, 2023 reflect the financial position, results of operations and cash flows of Giftify consolidated with CardCash, and is referred to as the “Successor”. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the table to the notes to the consolidated financial statements to highlight the lack of comparability between the periods. Collectively, Giftify (Successor) and CardCash (Predecessor) are referred to as the “Company”.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in valuing inventories at net realizable value, assumptions used in valuing assets acquired in business acquisitions, impairment testing of goodwill and other long-term assets, assumptions used in valuing stock-based compensation, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells the gift cards at a markup. The Company also derives revenue from the sale of discount certificates for restaurants on behalf of third-party restaurants.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the years ended December 31, 2024 and 2023:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Year Ended December 31, 2024 (Successor)
Business to consumer (B2C)	$40,894,072	$878,582	$73,075	$41,845,729
Business to business (B2B)	46,097,566	990,742	-	47,088,308
Total	$86,991,638	$1,869,324	$73,075	$88,934,036

Year Ended December 31, 2023 (includes Predecessor Jan 1, 2023 to Dec 29, 2023)
Business to consumer (B2C)	$32,075,843	$-	$-	$32,075,843
Business to business (B2B)	33,385,061	-	-	33,385,061
Total	$87,146,804	$-	$-	$87,146,804

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards, and transaction fees and costs.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a delivery expense and are included in general and administrative.

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Shipping and handling costs	$164,000	$-	$56,000

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash and/or cash equivalents.

Accounts Receivable

The Company’s trade accounts receivable are recorded at amounts billed to customers and presented on the balance sheet net of the allowance for estimated credit losses, if required. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses and other information management obtains regarding the financial condition of customers. Receivables are charged off when they are deemed uncollectible. As of December 31, 2024 and 2023, the Company had no allowance for credit losses.

Inventories

Inventories consist of merchant gift cards on hand that are available for sale. Inventories are valued at the lower of cost and net realizable value, with cost determined on a first in, first-out basis. Adjustments, if required, reduce the cost of inventory to its net realizable value for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in customer demand, rapid technological changes, and merchant bankruptcy. As of December 31, 2024 and 2023, no provision for write downs of inventories was deemed necessary.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.

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

Expenditures for additions and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred.

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

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. During the period January 1, 2023 to December 29, 2023, CardCash (Predecessor) recorded impairment of intangible assets of $250,000.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of December 31, 2024 and 2023, the Company had $20 million of goodwill. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. In accordance with ASC 350, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of the reporting unit, determined using an income approach and a market approach, with its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. There was no goodwill impairment in any of the periods presented.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of December 31, 2024 and the period December 30, 2023 to December 31, 2023 (Successor). During the period January 1, 2023 to December 29, 2023, an impairment of $738,740 was recorded by CardCash (Predecessor).

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

Advertising

The Company expenses advertising costs as incurred, which are recorded in general and administrative in the Statements of Operations. Advertising expenses are as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Advertising costs	$892,994	$-	$807,031

Share-Based Compensation

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

Share-based compensation expense recognized and recorded as part of selling, general and administrative expenses are as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Stock based compensation costs	$11,634,637	$5,000,000	$1,942

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

At December 31, 2024 and 2023, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2024	2023

Convertible notes payable	28,753	26,758
Common stock issuable	350,843	383,343
Common stock options	4,121,830	743,116
Total	4,501,426	1,153,217

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the period ended December 31, 2024 and 2023, as such common stock equivalents would have been excluded from the calculation of net loss per share.

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

No significant customers comprised more than 10% of accounts receivable or revenue as of and for the period ended December 31, 2024 and 2023 (Successor), and for the period ended December 29, 2023 (Predecessor).

The Company maintains a balance at financial institutions, which at times exceed the federally insured limit. The Company has not experienced a loss on this account.

Segment Information

The Company’s Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Giftify, Inc. (see Note 2).

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. These amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes to our consolidated financial statements (See Note 2).

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Segment information

The Company operates and manages its business as one reportable and operating segment concentrating on the sale of gift cards and discount certificates to our customers. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company derives revenue primarily in the United States of America and manages its business activities on a consolidated basis.

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net loss. Consolidated net loss is used for evaluating financial performance. The monitoring of budgeted versus actual results is used in assessing performance of the Company and in establishing management’s compensation.

Significant segment expenses include employee compensation, stock-based compensation, merchant fees, and consulting and outside provider costs. Other operating expenses include all remaining costs necessary to operate our business and primarily include advertising, corporate compliance, and overhead expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023

Net sales	$88,934,036	$484,860	$86,661,944
Cost of sales	75,789,255	418,350	76,220,645
Gross profit	13,144,781	66,510	10,441,299

Less:
Employee compensation and benefits	6,520,852	-	3,864,329
Stock-based compensation expense	11,634,708	5,000,000	1,942
Merchant and bank fees	3,812,064	-	3,737,748
Consulting and outside provider costs	2,395,550	-	293,950
Sales and marketing expenses	1,911,006	-	1,808,895
Amortization of capitalized software costs	1,472,974	-	1,290,190
Amortization of intangible assets	2,431,668	-	300,000
Impairment of property and equipment	-	-	738,740
Impairment of intangibles	-	-	250,000
Other operating expenses	1,341,685	86,510	1,235,911
Total operating expenses	31,520,507	5,086,510	13,521,705
Loss from operations	$(18,375,726)	$(5,020,000)	$(3,080,406)

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

In accordance with ASC 805, the Company made an allocation of the purchase price for CardCash based on the fair value of the assets acquired and liabilities assumed.

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

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of CardCash based on the historical financial statements of the Company and CardCash. The unaudited pro forma statements of operations for the twelve months ended December 31, 2023, give effect to the transaction as if it had occurred on January 1, 2023.

Year Ended December 31, 2023
(Proforma, unaudited)

Sales	$89,307,460
Net loss	$(9,122,246)
Net loss per share	$(0.41)

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	Successor
	December 31, 2024	December 31, 2023
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(1,473,328)	-
Property and equipment, net	$1,089,984	$2,563,312

The depreciation expense on property and equipment was as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Depreciation expense	$1,473,328	$-	$1,290,190

At December 29, 2023 (Predecessor), the Company determined certain of its capitalized website development costs were impaired and recorded an impairment charge of $738,740 on the accompanying Consolidated Statements of Operations.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Successor
	December 31, 2024	December 31, 2023
Goodwill	$20,007,669	$20,007,669

	Successor
	December 31, 2024	December 31, 2023
Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,600,000	2,600,000
Intangible assets, gross	6,700,000	6,700,000
Accumulated amortization	(2,431,668)	-
Intangible assets, net	$4,268,332	$6,700,000

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded goodwill of $20,007,669.

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded intangible assets of $6,700,000. During the twelve months ended December 31, 2024, the Company recorded an amortization expense of $2,431,668, leaving a remaining intangible asset balance of $4,268,332 at December 31, 2024.

During the period January 1, 2023 to December 29, 2023, CardCash (Predecessor) recorded amortization expense of $300,000, and at December 29, 2023, determined its Intangible Assets were impaired and recorded an impairment charge of $250,000.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Amortization expense on intangible assets was as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Amortization expense	$2,431,668	$-	$300,000

Estimated amortization expense for the Company is as follows:

2025	$2,134,166
2026	2,134,166
$4,268,332

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $337,304 as of December 31, 2023. During 2024, the Company renewed its office lease as discussed above and recorded an additional operating lease liability of $1,395,540. In 2024, the Company made payments of $282,861 against its operating lease liability, resulting in a lease liability of $1,449,983 as of December 31, 2024, of which the current portion of lease liability was $316,612, and a long-term lease liabilities balance of $1,133,371.

The components of lease expense were as follows:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Operating lease expense	$446,229	$-	$191,152

Supplemental information related to leases was as follows:

Successor
As of December 31, 2024

Weighted average remaining lease terms (in years)	4.05
Weighted average discount rate	8%

Maturities of the Company’s operating lease liabilities are as follows as of December 31, 2024:

Successor
As of December 31, 2024

2025	$424,660
2026	438,374
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,711,569
Less: Imputed interest	(261,586)
Total operating lease liability	$1,449,983

7. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at December 31, 2024 and 2023:

	Successor
	December 31, 2024	December 31, 2023
Line of credit	$3,805,080	$6,737,385

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At December 31, 2024 and December 31, 2023, the average interest rate was 12% and 12%, respectively. As of December 31, 2024, the Company was in compliance with customary debt covenants. At December 31, 2024 and 2023, this line of credit requires a deposit of $1,258,826, included in restricted cash.

8. Convertible Debt

Convertible debt consists of the following at December 31, 2024 and 2023:

	Successor
	December 31, 2024	December 31, 2023
Incumaker, Inc. principal balance	$20,000	20,000
Accrued interest	23,137	20,137
Total principal and accrued interest (all current)	$43,137	$40,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock.

9. Secured Notes Payable – Related Party

Secured notes payable to a related party consists of the following at December 31, 2024 and 2023:

	Successor
	December 31, 2024	December 31, 2023
Secured note payable – related party	$2,000,000	$-
Less debt discount	(4,000)	-
Total principal balance	1,996,000	-
Accrued interest	64,274	-
Total principal and accrued interest	2,060,274	-
Less current portion	(2,060,274)	-
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note (the “Note”) with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. The Note has an origination fee and expenses of $22,000, which was recorded as a debt discount and is being amortized over the term of the Note and may be prepaid without penalty. The Note is collateralized by a blanket lien on the assets of the Company under the terms of a Security Agreement and is subordinated only to the line of credit (see Note 7). The Note and Security Agreement are subject to additional customary terms and conditions. Spars Capital is owned by a family trust affiliated with Elliot Bohm, a member of the Board of Directors of the Company and the President of CardCash Exchange, Inc., a subsidiary of Giftify. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $4,000, and accrued interest payable of $64,274.

10. Notes Payable

Notes payable consist of the following at December 31, 2024 and 2023:

	Successor
	December 31, 2024	December 31, 2023
CardCash acquisition notes payable	$1,500,000	$1,500,000
GameIQ acquisition note payable	75,928	102,199
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Total principal balance	2,240,428	2,266,699
Accrued interest	92,204	28,080
Total principal and accrued interest	2,332,632	2,294,779
Less current portion	(1,717,632)	(836,509)
Non-current portion	$615,000	$1,458,270

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024 (see Note 14), bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $1,500,000. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000.

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

As of December 31, 2023, the notes payable had an aggregate principal balance outstanding of $102,199 and accrued interest payable of $821. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646 (see Note 14).

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2023, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $27,259. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558.

11. Income Taxes

No federal tax provision has been provided for the periods ended December 31, 2023, December 30, 2023 to December 31, 2023, and January 1, 2023 to December 29, 2023, due to the losses incurred during the periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rates for the respective period:

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023

U.S. federal statutory tax rate	$(21.0)%	$(21.0)%	$(21.0)%
State income taxes, net of federal tax benefit	(6.0)%	(6.0)%	(6.0)%
Change in valuation allowance	27.0%	27.0%	27.0%
Effective tax rate	$0.0%	$0.0%	$0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are summarized below.

	Successor		Predecessor
	Year Ended December 31, 2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023
Deferred tax assets
Net operating loss carryforwards	$7,763,000	$6,890,000	$6,331,000
Share-based compensation	4,941,000	1,795,000	455,000
163(j) disallowed interest	2,695,000	2,384,000	3,063,000
Operating lease liability	397,000	91,000	-
Property and equipment	74,000	82,000

Gross deferred taxes	15,870,000	11,242,000	9,849,000
Less: valuation allowance	(15,870,000)	(11,157,000)	(8,671,000)
Total deferred tax assets	$-	$85,000	$1,178,000

Deferred tax liabilities
Intangible assets	(738,000)	(1,800,000)
Operating lease right-of-use asset	(385,000)	(85,000)
Property and equipment	-	-	(1,178,000)
Total deferred tax liabilities	(1,123,000)	(1,885,000)	(1,178,000)
Net deferred tax liability	$(1,123,000)	$(1,800,000)	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2024 and 2023, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

At December 31, 2024, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $48,317,000. Federal net operating losses, if not utilized earlier, will begin to expire in the year ending December 31, 2032, subject to Internal Revenue Service limitations, including change in ownership regulations.

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2024 and 2023, the Company had 27,021,423 shares and 24,119,967 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

2024

Issuance of Common Stock for Services

During the year ended December 31, 2024, the Company issued 210,000 shares of common stock with a fair value of $771,500, or $3.67 per share, to consultants for services rendered.

Issuance of Common Stock for Vender Settlement

During the year ended December 31, 2024, the Company issued 104,167 shares of common stock with a fair value of $150,000, or $1.44 per share, per settlement agreement with a vender. The fair value of the common shares of $150,000 was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.

Sale of Common Stock on Stock Purchase Agreement

ClearThink Capital

On December 16, 2024, the Company entered into a Securities Purchase Agreement and Strata Purchase Agreement with ClearThink Capital Partners, LLC (ClearThink Capital”). Under the terms of the Strata Purchase Agreement, ClearThink Capital agreed to purchase up to $10 million of Giftify’s shares of common stock (the “Purchase Shares”) based on a series of request notices limited to the lesser of $1 million or 500% of the average number of shares traded for the 10 trading days prior to the closing request date with the minimum purchase notice to be $25,000. The Company will receive financing in an amount equal to 99% of the average of the closing prices of the Company shares of common stock on the Nasdaq stock market during the Valuation Period that is defined as three business days preceding the purchase date with respect to a request notice. No purchase of Company shares of common stock will be made by ClearThink if its beneficial ownership of Giftify common stock exceeds 9.99% of the issued and outstanding shares of Giftify common stock.

As a condition of the right of the Company to commence sales of its Purchase Shares to ClearThink Capital under the Strata Purchase Agreement, the Company issued to ClearThink Capital under the terms of the Securities Purchase Agreement, 100,000 restricted shares of Giftify’s common stock and an effective registration statement covering the resale of the Purchase Shares. The fair value of the 100,000 restricted shares was determined to be $131,000 and was recorded as a financing cost, a component of other expenses, in the accompanying Consolidated Statement of Operations during the year ended December 31, 2024.

Under the terms of the Securities Purchase Agreement, ClearThink Capital has agreed to purchase a total of 150,000 restricted shares of Giftify common stock in at an effective price of $1.3333 per share to be delivered to ClearThink Capital by book entry within seven calendar days following the two closing dates as follows: 75,000 restricted shares of Giftify common stock on December 16, 2024, and 75,000 shares of Giftify common stock within five days after the filing of the Prospectus Supplement underlying the Strata Purchase Agreement. During the year end December 31, 2024, ClearThink purchased a total of 150,000 sales of the Company’s common stock for $200,000.

On February 4, 2025, the Company exercised its right to terminate the SPA effective by mutual agreement of the parties.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

On October 25, 2024, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its common stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $30,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2024, the Company sold 209,993 shares of Common Stock and received proceeds next of expenses of $286,063, or an average of $1.36 per share.

Issuance of Common Stock on Private Sales

During the year ended December 31, 2024, the Company received net proceeds of $3,021,523 from the sale of 1,539,500 shares of common stock at $1.96 per share, as part of a private placement.

Common Stock Issuable

At December 31, 2023, 383,343 shares of common stock with an aggregate value of $383,000 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements. During the year ended December 31, 2024, the Company issued 32,500 shares of common stock, leaving 350,843 shares of common stock issuable in the accompanying consolidated financial statements at December 31, 2024.

F-22

2023

Issuance of Restricted Stock for Employment Agreements

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into a four-year employment agreement with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by the Company and will remain in those positions following the acquisition. Mr. Bohm also joined the Board of Directors of the Company.

Under the terms of the agreements, Mr. Bohm and Mr. Ackerman received a one-time award of 1,250,000 restricted shares of the Company’s common stock with an aggregate fair value of $10,000,000, 50% vesting immediately and 50% vesting over 4 years. During the year ended December 31, 2023, the Company recorded stock compensation for 1,250,000 of these shares of restricted stock with a fair value of $5,000,000 based upon its vesting term. During the year ended December 31, 2024, the Company recorded stock compensation expense for 312,500 shares of restricted stock with a fair value of $1,250,000 based upon its vesting term. As of December 31, 2024, the unamortized stock compensation amounted to $3,750,000 to be expensed upon vesting in future periods through December 2027.

Issuance of Common Stock for Acquisition of CardCash (Successor)

During the period December 29, 2023 to December 31, 2023, RDE issued 6,108,007 shares of common stock with a fair value of $24,432,000, or $4.00 per share, as partial consideration paid on the acquisition of CardCash (see Note 3).

13. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the year ended December 31, 2024:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2023	125,000	-	$418,750	3.35
Granted	425,000	-	1,793,500	4.22
Vested	(241,666)	241,666	-	-
Forfeited	-			-
Issued	-	(241,666)	(731,400)	-
Balance, December 31, 2024	308,334	-	$1,480,850	$3.99

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

During the year ended December 31, 2024, the Company recognized stock compensation expense of $1,431,026 and issued 241,666 shares of restricted stock based upon its vesting term of the grants. As of December 31, 2024, the unamortized stock compensation expense amounted to $781,224, to be expensed upon vesting in future periods through March 1, 2026.

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

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Stock options outstanding at December 29, 2023	743,116	4.43
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-
Stock options outstanding at December 31, 2023	743,116	$4.43
Granted	3,405,500	4.01
Exercised	(2,843)	3.35
Expired or forfeited	(23,943)	(1.05)
Stock options outstanding at December 31, 2024	4,121,830	$4.28
Stock options exercisable at December 31, 2024	2,395,125	$4.32

Stock option expense was as follows:

	Successor	Successor	Predecessor
	2024	December 30 to December 31, 2023	January 1, 2023 to December 29, 2023

Stock option expense	$8,031,290	$5,000,000	$1,942

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

During the year ended December 31, 2024, the Company recognized $8,031,290 of stock compensation expense relating to vested stock options. As of December 31, 2024, the aggregate amount of unvested compensation related to stock options was approximately $5,680,244 which will be recognized as an expense as the options vest in future periods through March 2026.

The weighted average remaining contractual life of common stock options outstanding and exercisable at December 31, 2024 was 8.25 years. Based on a fair market value of $1.09 per share on December 31, 2024, the intrinsic value attributed to exercisable but unexercised common stock options was $5,870 at December 31, 2024.

The exercise prices of common stock options outstanding and exercisable at December 31, 2024 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$1.00	61,004	61,000
$1.05	9,500	9,500
$1.50	400,000	400,000
$2.50	50,000	50,000
$3.00	100,000	100,000
$3.35	92,166	76,728
$4.22	3,405,500	1,694,236
$363.17	3,660	3,661
	4,121,830	2,395,125

14. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Employment Agreements

Ketan Thakker

Effective July 1, 2023, Giftify entered into a new employment agreement with Ketan Thakker, its Chairman, President and Chief Executive Officer, pursuant to which Mr. Thakker’s annual salary is $250,000, increasing to $400,000 on July 1, 2024. In addition, Mr. Thakker may be entitled to receive, at the discretion of our Board, a cash bonus based on the performance goals of our Company.

In the event of a change of control of our company, Mr. Thakker may terminate his employment within six months after such event and will be entitled to continue to be paid pursuant to the terms of his employment agreement.

Steve Handy

Effective August 21, 2024, Giftify entered into a new employment agreement with Steve Handy, its Chief Financial Officer, pursuant to which Mr. Handy’s annual salary is $250,000, increasing at 3% annually. In addition, Mr. Handy is to receive a minimum annual cash bonus of $25,000.

Elliot Bohm and Marc Ackerman

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into an Employment Agreements with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by Giftify and will remain in those positions following the acquisition. Bohm also joined the Board of Directors of Giftify.

Under the terms of the four-year agreements, Mr. Bohm and Mr. Ackerman shall each receive an annual base salary of $375,000 and a one-time award of 1,250,000 restricted shares of Giftify’s common stock with aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years. In addition, Mr. Bohm and Mr. Ackerman shall receive a minimum annual bonus of $100,000 to be paid in cash, stock, or both on terms that shall be mutually acceptable to the Board and Mr. Bohm and Mr. Ackerman.

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

During the year ended December 31, 2023, the Company recognized $5,000,000 of stock compensation expense and issued 1,250,000 vested restricted shares. During the year ended December 31, 2024, the Company recognized $1,250,000 of stock compensation expense and issued 312,500 vested restricted shares. As of December 31, 2024, the aggregate amount of unvested compensation related to 937,500 unvested restricted shares was approximately $3,750,000, which will be recognized as an expense as the restricted shares vest in future periods through December 2027.

15. Subsequent Events

Public Offering

On January 15, 2025, the Company entered into a Placement Agency Agreement with Craft Capital Management LLC (“Craft Capital”), as placement agent, to issue and sell 600,000 shares of the Company’s common stock at a purchase price of $1.00 per Share. The shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-282322), that was declared effective by the Securities and Exchange Commission on October 15, 2024, on a best efforts basis (the “Offering”). The offer and sale of the shares in the Offering are described in the Company’s prospectus constituting a part of the registration statement, as supplemented by a final prospectus supplement dated January 15, 2025. On January 16, 2025, the Company closed the Offering. The Company sold 600,000 shares for total gross proceeds of $600,000. After deducting the placement agent fee and offering expenses payable by the Company, the Company received net proceeds of $483,000.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

Subsequent to December 31, 2024, the Company sold 751,152 shares of Common Stock and received proceeds next of expenses of $1,004,991, or an average of $1.34 per share, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Secured Notes Payable – Related Party

Subsequent to December 31, 2024, the Company paid in full its secured promissory note of $2,000,000 plus accrued interest with a related party, Spars Capital (see Note 8).

Common Shares Issued in Settlement of Vendor Balance

Subsequent to December 31, 2024, the Company issued 75,000 shares of common stock to pay a $75,000 vendor balance.

Common Shares Issued on Vesting of Restricted Stock

Subsequent to December 31, 2024, the Company issued 554,166 shares on vesting of restricted stock.

Issuance of Common Stock for Services

Subsequent to December 31, 2024, the Company issued 116,666 shares of common stock to consultants for services rendered.

Secured Notes Payable

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit owed by Company to Pathward National Association (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9).

CardCash Acquisition Note Payable

Subsequent to December 31, 2024, the Company made its $750,000 principal payment plus accrued interest (see Note 9), which was due on December 29, 2024.

Stock Based Compensation

On February 1, 2025, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted 450,000 restricted shares of common stock and options exercisable into 1,170,000 shares of the Company’s common stock to its executives and employees.

The restricted share of common stock and stock options vest over 36 months equally. The stock options are exercisable at a weighted average price of $0.92 per share with an average life to expiration of approximately three years. The total fair value of these options at grant date was approximately $1,073,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.92 per share, expected term of 6.00 years, volatility of 241%, dividend rate of 0%, and weighted average risk-free interest rate of 4.45%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2024.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness described below in the subsection titled “Management’s Annual Report on Internal Control over Financial Reporting.

Notwithstanding the identified material weakness, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

On December 29, 2023, Giftify, Inc. (“Giftify”, the “Company”) completed the acquisition of CardCash Exchange Inc (“CardCash”, the “Predecessor”). As a result of the merger, the Company adopted the controls and procedures of the Predecessor.

Inherent Limitations on Effectiveness of Controls

Management does not expect the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s controls and procedures are designed to provide reasonable assurance that control system’s objective will be met, and the CEO and CFO have concluded that the Company’s disclosure controls and procedures are ineffective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal controls over financial reporting were not effective.

We identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously reported, the material weaknesses continued to exist as of December 31, 2024, relating to the Company did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of its consolidated financial statements. Specifically, Company did not design and maintain effective program change management controls to ensure that access to information technology program and data changes affecting certain financial IT applications and underlying accounting records are identified, documented, tested, authorized and implemented appropriately.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in “Management’s Reporting on Internal Control Over Financial Reporting,” we, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:

●	Continue to design and implement ITGCs, focusing on user access controls, periodic access reviews, and change management;
●	Continue to enhance documentation and control execution, ensuring the completeness and accuracy of supporting data; and
●	Continue to provide training to our control operators.

We believe the foregoing efforts will effectively remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting.” Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that controls are effective

Remediation of Previously Identified Material Weaknesses

In the year ending December 31, 2023, we had the following material weakness:

The Company did not maintain adequate segregation of duties consistent with control objectives. Specifically, certain personnel had the ability to both (i) create and post journal entries within our general ledger system and (ii) prepare and review account reconciliations.

As of December 31, 2024, management implemented the following to address the previously identified material weakness.

●	hiring a Chief Financial Officer in August 2024, who has extensive experience leading public companies;
●	executing plans to remediate control deficiencies and performing a risk assessment under the COSO framework; and
●	ensuring optimal segregation of duties and levels of oversight.

Management determined these controls were in place and were effectively operating for a sufficient period of time as of December 31, 2024 and, therefore, the previously identified material weakness related to inadequate segregation of duties were remediated as of December 31, 2024.

There are, however, inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement and diligent review of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Ketan Thakker	56	Chief Executive Officer; President and Chairman
Steve Handy	57	Chief Financial Officer
Balazs Wellisch	53	Chief Operating Officer of Restaurant.com
Elliot Bohm	43	Director, President of CardCash
Marc Ackerman	41	Chief Operating Officer of CardCash
Kevin Harrington	65	Director
M. Scot Wingo	52	Director
Paul K. Danner	67	Director

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

Steve Handy joined Giftify, Inc. on August 26, 2024, as its Chief Financial Officer. Mr. Handy brings over two decades of extensive financial leadership experience to the Company with a proven track record in guiding companies through significant growth phases, public offerings, and operational transformations. He joins Giftify from Sacks Parente Golf, Inc., a Nasdaq listed company, where he played a pivotal role as Chief Financial Officer in its successful initial public offering and its realized accelerated revenue growth of over 700% in the first half of 2024 compared to 2023. Mr. Handy attended numerous investor conferences, and established controls and procedures to facilitate the company’s transition from a private to a public entity, including the implementation of Oracle’s NetSuite ERP System.

Before his tenure at Sacks Parente Golf, Mr. Handy served as Chief Financial Officer and Director of Operations at Opti-Harvest, Inc., an agriculture innovation company, where he oversaw financial strategy and operational management. His earlier experience includes his role as Chief Financial Officer of Tix Corporation, a former publicly traded entertainment ticketing company, where he led financial operations from March 2010 to May 2021. Mr. Handy’s extensive experience also includes senior financial roles including Chief Financial Officer at SM&A, a former Nasdaq-listed professional services firm, and Dot Hill Systems, a former publicly traded technology manufacturer, where he managed operations in Europe. Mr. Handy began his career as a Senior Auditor for Deloitte & Touche LLP. He holds a Bachelor of Science in Management from California State University, San Marcos, and is a Certified Public Accountant in California.

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

Kevin Harrington was appointed as a director of our Company on February 13, 2019, following the closing of the SkyAuction Merger. Mr. Harrington has almost 40 years’ experience in product introduction and direct marketing, being one of the first to market products through infomercials in 1984. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc. and, since November 2015, Chief Executive Officer of KBHS, LLC, each privately held consulting firms controlled by him. A serial entrepreneur, Mr. Harrington appeared as one of the original panelists on the ABC television program, “Shark Tank,” from 2009 to 2011. He currently serves as a director of Celsius Corp., a developer of calorie-burning fitness beverages, since March 2013, Emergent Health Corp., a developer of nutritional products, since December 2014, and Redwood Scientific Technologies, Inc., a marketer of consumer homeopathic drugs and supplements, since April 2015. He also serves on the Advisory Board of Good Gaming, Inc., an eSports tournament gaming platform, since March 2016, and was formerly the Chairman of the Board of As Seen On TV, Inc., a public company that focuses on marketing products through infomercials and other direct marketing, from May 2010 to April 2014. Mr. Harrington is the author of “Act Now! How to Turn Ideas into Million-Dollar Products,” which chronicles his life and experiences in the direct response industry. Mr. Harrington is a co-founder of two global networking associations, the Entrepreneur’s Organization (formerly the Young Entrepreneurs Organization) in 1997, and the Electronic Retailing Association in 2000. Mr. Harrington’s in-depth knowledge of the e-commerce market and the broad range of companies in the industry make him well qualified as a member of the Board. He also brings transactional expertise in mergers and acquisitions and capital markets.

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

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Giftify, Inc during the years ended December 31, 2024 and 2023; and (ii) each other individual who served as an executive officer of Giftify, Inc. at the conclusion of the years ended December 31, 2024 and 2023 and who received more than $100,000 in the form of salary and bonus during such year. For the purposes of this report, these individuals are collectively the “named executive officers” of our Company.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Ketan Thakker,	2024	$400,000	$200,000	$844,000	—	—	—	—	$1,444,000
Chairman, President and CEO (1)	2023	$303,000	$100,000	$670,000	—	—	—	—	$1,073,000

Steve Handy,	2024	$72,000	$9,000	$—	$804,000	—	—	—	$885,0000
CFO (2)(3)	2023	$—	$—	$—	—	—	—	—	$—

Elliot Bohm	2024	$375,000	$100,000	$422,000	—	—	—	—	$897,000
Director, President CardCash (1)	2023	$375,000	$—	$2,500,000	—	—	—	—	$2,875,000

Marc Ackerman	2024	$375,000	$100,000	$422,000	—	—	—	—	$897,000
Chief Operating Officer, CardCash (1)	2023	$375,000	$—	$2,500,000	—	—	—	—	$2,875,000

Aaron Horowitz	2024	$37,500	$—	$63,000	—	—	—	—	$100,500
President and GC	2023	$150,000	$—	$251,000	—	—	—	—	$401,000

Tim Miller	2024	$109,000	$—	$42,000	—	—	—	—	$151,000
VP Sales, Restaurant.com	2023	$313,000	$—	$84,000	—	—	—	—	$397,000

Balazs Wellisch	2024	$150,000	$—	$—	1,200,000	—	—	—	$1,350,000
Chief Operating Officer, Restaurant.com	2023	$122,500	$—	$—	—	—	—	—	$122,500

(1)	Includes a $100,000 accrued bonus that was earned but not paid until after the year ended.
(2)	Includes a $9,000 accrued bonus that was earned but not paid until after the year ended.
(3)	Mr. Handy’s employment became effective on August 23, 2024.

Employment and Advisory Agreements

Ketan Thakker

Effective July 1, 2023, we entered into a new employment agreement with Ketan Thakker, our Chairman, President and Chief Executive Officer. The employment agreement provides that Mr. Thakker will receive a base salary during the first year of his employment agreement at an annual rate of $250,000 which base salary shall be increased to $400,000 in the event that either (i) the Company receives financing of at least $5,000,000 or (ii) at such time as our Board determines that the Company can afford to pay him such increased base salary. In addition, Mr. Thakker may be entitled to receive, at the discretion of our Board, a cash bonus based on the performance goals of our Company. On July 1, 2023, the Board increased Mr. Thakker’s annual base salary to $400,000. In addition, Mr. Thakker shall receive a minimum annual bonus of $100,000 to be paid in cash, stock or both on terms that shall be mutually acceptable to the Board and Mr. Thakker.

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

Steve Handy

On August 23, 2024, Giftify Inc. (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Steve Handy, the Company’s Chief Financial Officer (CFO). Under the terms of the three-year Agreement, Mr. Handy shall receive an annual base salary of $250,000 with a minimum annual merit increase of 3% of his annual salary in the prior year and a minimum annual bonus of $25,000.

If the Agreement is terminated by Mr. Handy for good reason, or the Company without cause, the Company is obligation to pay Mr. Handy a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the lesser of (i) six (6) months of Executive’s then-current base salary or (ii) the remainder of the term of the Agreement.

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

Mr. Handy also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting Mr. Handy from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

Elliot Bohm

Effective on December 29, 2023, the closing of our merger with CardCash, the Company entered into an Employment Agreement (the “Agreement”) with Elliot Bohm. Mr. Bohm was the President of CardCash prior to the closing of our merger, and per the terms of the Agreement, Mr. Bohm will remain as President of CardCash, and will join the Board of Directors of Giftify as well as serving as a member of the Board of Directors of CardCash. Under the terms of the four-year Agreement, Mr. Bohm shall receive an annual base salary of $375,000 and 1,250,000 restricted shares of Giftify’s common stock of which 625,000 shall be issued upon execution of the Agreements and an additional 625,000 restricted shares of Giftify’s common stock shall vest 25% or 156,250 shares on each anniversary of the Agreement. In addition, Mr. Bohm shall receive a minimum annual bonus of $100,000.

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

Marc Ackerman

Effective on December 29, 2023, the closing of our merger with CardCash, the Company entered into an Employment Agreement (the “Agreement”) with Mark Ackerman. Mr. Ackerman was the Chief Operating Officer of CardCash prior to the closing of our merger, and per the terms of the Agreement, Mr. Ackerman will remain as the Chief Operating Officer of CardCash. Under the terms of the four-year Agreement, Mr. Ackerman shall receive an annual base salary of $375,000 and 1,250,000 restricted shares of Giftify’s common stock of which 625,000 shall be issued upon execution of the Agreements and an additional 625,000 restricted shares of Giftify’s common stock shall vest 25% or 156,250 shares on each anniversary of the Agreement. In addition, Mr. Ackerman shall receive a minimum annual bonus of $100,000.

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

Balazs Wellisch

On January 16, 2025, Giftify Inc. (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Balazs Wellisch. Mr. Wellisch was the Chief Technology Officer of Restaurant.com, a wholly-owned subsidiary of the Company, a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Under the terms of the Agreement, Mr. Wellisch is now the Chief Operating Officer (“COO”) of Restaurant.com. Under the terms of the three-year Agreement, Mr. Wellisch shall receive an annual base salary of $240,000 with a minimum annual merit increase of 5% of his annual salary in the prior year and a minimum annual bonus of $25,000.

If the Agreement is terminated by Mr. Wellisch for good reason, or the Company without cause, the Company is obligation to pay Mr. Wellisch a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the lesser of (i) six (6) months of Executive’s then-current base salary or (ii) the remainder of the term of the Agreement.

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

Mr. Wellisch also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement which contains covenants restricting Mr. Wellisch from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

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

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2024.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares (#)	Market Value of Shares (2)
Balazs Wellisch	2/16/2022	400,000	-	$1.50	2/16/2032		$-
	4/1/2023	16,677	8,333	3.35	4/1/2033
	4/1/2024	100,000	200,000	3.35	4/1/2034

Steve Handy	4/1/2024	66,667	133,333	4.01	4/1/2024

Ketan Thakker	8/1/2015	1,622	-	363.17	8/1/2025	133,333	$546,667

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”
(2)	This amount reflects the fair market value of our common stock on the grant date multiplied by the amount shown in the column for the number of shares that have been granted.

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

The following table sets forth information regarding compensation earned by or paid to our directors for the fiscal year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 18, 2025, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our named executive officers;

●	each current director; and

●	all of our current executive officers and directors as a group; and

There were 29,160,889 shares of our common stock outstanding on March 18, 2025. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2025, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Each person named in the table has sole voting and investment power and that person’s address is c/o Giftify, Inc., 1500 West Shure Drive, Suite 200, Arlington Heights, IL 60004.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
5% Stockholders
Eldridge Industries, LLC (1)	2,703,478	9.3%
Interactive Communications (2)	2,595,370	8.9%

Named Executive Officers and Directors
Ketan Thakker, Director and Chief Executive Officer (3)	2.698,330	9.1%
Steve Handy, Chief Financial Officer (4)	159,023	0.5%
Elliot Bohm, Director, President of CardCash (5)	720,833	2.4%
Marc Ackerman, Chief Operating Officer, CardCash (6)	720,833	2.4%
Balazs Wellisch, Chief Technology Officer (7)	696,540	2.3%
Paul Danner III, Director (8)	360,000	1.2%
Kevin Harrington, Director (8)	360,000	1.2%
M. Scot Wingo, Director (8)	360,000	1.2%

All executive officers and directors as a group (8 individuals)	6,075,559	20.4%

(1)	The address of the principal business office of each of the Reporting Persons is 600 Steamboat Road, Greenwich, CT 06830.Anthony Minella of Eldridge Industries, LLC has the authority to buy and sell securities.

(2)	The address of the principal business office of each of the Reporting Persons is 250 Williams Street, Atlanta, GA 30303. Michael D. Gruenhut of Interactive Communications has the authority to buy and sell securities.

(3)	Includes 2,696,708 shares owned, and vested options to purchase 1,622 shares.

(4)	Includes 25,690 shares owned, and vested options to purchase 133,333 shares.

(5)	Includes 720,833 shares owned.

(6)	Includes 720,833 shares owned.

(7)	Includes 279,217 shares owned, and vested options to purchase 417,323 shares.

(8)	Includes 360,000 shares owned.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal year 2024 and 2023 non-audit services listed below were pre-approved.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2024	December 31, 2023
Audit fees	$315,006	$115,270
Audit-related fees	-	-
Tax fees	30,468	-
All other fees	34,295	-
Total	$379,769	$115,270

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 18, 2023, by and among RDE, Inc., CardCash Acquisition Corp. and CardCash Exchange, Inc.	8-K	000-56417	10.1	8/22/2023
3.1	Certificate of Incorporation	10-12g	000-56417	3.1	4/8/2022
3.2	Amendment to Certificate of Incorporation	10-12g	000-56417	3.2	4/8/2022
3,3	Second Amended and Restated Bylaws	10-12g	000-56417	3.3	4/8/2022
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock					X
4.2	2019 Stock Incentive Plan					X
10.1	Promissory Note dated September 20, 2024 Issued by Giftify, Inc. to Spars Capital Group LLC	8-K	001-42206	10.1	9/24/2024
10.2	Security Agreement dated September 20, 2024, between Giftify, Inc. and Spars Capital Group LLC	8-K	001-42206	10.2	9/24/2024
10.3	At the Market Issuance Sales Agreement dated October 25, 2024, between Giftify, Inc. and Ascendiant Capital Markets, LLC.	8-K	001-42206	10.1	10/25/2024
10.4	Strata Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.1	12/20/2024
10.5	Securities Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.2	12/20/2024
14.1	Code of Ethics	10-K	000-56417	14.1	4/9/2024
19.1	Insider Trading Policy					X
21	List of Subsidiaries of Giftify, Inc.					X
24.19	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIFTIFY, INC.

March 31, 2025	By:	/s/ Ketan Thakker
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

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive	March 31, 2025
Ketan Thakker	Officer) and Director

/s/ Steve Handy	CFO (Principal Financial	March 31, 2025
Steve Handy	Officer)

/s/ Elliot Bohm	Director (President and CEO of CardCash)	March 31, 2025
Elliot Bohm

/s/ M. Scot Wingo	Director	March 31, 2025
M. Scot Wingo

/s/ Kevin Harrington	Director	March 31, 2025
Kevin Harrington

/s/ Paul K. Danner	Director	March 31, 2025
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	March 31, 2025
Ketan Thakker

