Form 10-K/A
period 2024-12-31
GIFTIFY, INC.
filed 2025-04-18
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 31, 2025 (the “Original Filing”). We are filing this Amendment No. 1 to include the clawback policy related to recovery of erroneously awarded executive compensation required to be adopted by April 14, 2025, by Giftify, Inc. under Nasdaq Section 10D of the Securities Exchange Act of 1934, as amended, the SEC rules promulgated thereunder and Nasdaq Listing Rule 5608. No changes have been made to the Original Filing other than furnishing the clawback policy attached to this Amendment No, 1 as Exhibit 97.1. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2024	December 31, 2023
Audit fees	$315,006	$115,270
Audit-related fees	-	-
Tax fees	30,468	-
All other fees	34,295	-
Total	$379,769	$115,270

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 18, 2023, by and among RDE, Inc., CardCash Acquisition Corp. and CardCash Exchange, Inc.	8-K	000-56417	10.1	8/22/2023
3.1	Certificate of Incorporation	10-12g	000-56417	3.1	4/8/2022
3.2	Amendment to Certificate of Incorporation	10-12g	000-56417	3.2	4/8/2022
3,3	Second Amended and Restated Bylaws	10-12g	000-56417	3.3	4/8/2022
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock					X
4.2	2019 Stock Incentive Plan					X
10.1	Promissory Note dated September 20, 2024 Issued by Giftify, Inc. to Spars Capital Group LLC	8-K	001-42206	10.1	9/24/2024
10.2	Security Agreement dated September 20, 2024, between Giftify, Inc. and Spars Capital Group LLC	8-K	001-42206	10.2	9/24/2024
10.3	At the Market Issuance Sales Agreement dated October 25, 2024, between Giftify, Inc. and Ascendiant Capital Markets, LLC.	8-K	001-42206	10.1	10/25/2024
10.4	Strata Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.1	12/20/2024
10.5	Securities Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.2	12/20/2024
14.1	Code of Ethics	10-K	000-56417	14.1	4/9/2024
19.1	Insider Trading Policy					X
21	List of Subsidiaries of Giftify, Inc.					X
24.19	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Execuitve Compensation Clawback Policy of Giftify, Inc.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIFTIFY, INC.

April 18, 2025	By:	/s/ Ketan Thakker
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

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive	April 18, 2025
Ketan Thakker	Officer) and Director

/s/ Steve Handy	CFO (Principal Financial	April 18, 2025
Steve Handy	Officer)

/s/ Elliot Bohm	Director (President and CEO of CardCash)	April 18, 2025
Elliot Bohm

/s/ M. Scot Wingo	Director	April 18, 2025
M. Scot Wingo

/s/ Kevin Harrington	Director	April 18, 2025
Kevin Harrington

/s/ Paul K. Danner	Director	April 18, 2025
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	April 18, 2025
Ketan Thakker

