Form 10-Q
period 2025-03-31
GIFTIFY, INC.
filed 2025-05-13
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 29,334,336 shares of common stock outstanding as of May 5, 2025.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,258,826 at March 31, 2025 and December 31, 2024)	$2,121,814	$3,574,876
Accounts receivable	1,591,180	891,666
Inventories	3,825,181	4,116,180
Prepaid expenses and other current assets	308,440	63,210
Total current assets	7,846,615	8,645,932

Property and equipment, net	928,441	1,089,984
Operating lease right of use asset, net	1,329,181	1,406,242
Deposits	65,556	65,556
Intangible assets, net	3,724,415	4,268,332
Goodwill	20,007,670	20,007,670
Total assets	$33,901,878	$35,483,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,085,508	$1,966,616
Accrued expenses	1,714,629	1,768,607
Customer deposits	271	95,000
Deferred revenue	113,360	77,051
Secured revolving line of credit	3,682,328	3,805,080
Convertible promissory notes	43,887	43,137
Secured note payable — related party, net of debt discount of $0 and $4,000, at March 31, 2025 and December 31, 2024, respectively	-	2,060,274
Notes payable, current portion, net of debt discount of $12,857 and $0, at March 31, 2025 and December 31, 2024, respectively	1,906,361	1,717,632
Operating lease liability, current portion	326,770	316,612
Total current liabilities	9,873,114	11,850,009

Notes payable, net of current portion	664,500	615,000
Deferred income taxes	976,142	1,123,000
Operating lease liability, net of current portion	1,048,620	1,133,371
Total liabilities	12,562,376	14,721,380

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 29,273,359 and 27,021,423 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	29,267	27,015
Additional paid-in-capital	112,471,311	108,679,065
Common stock issuable, 350,843 and 383,343 shares, respectively	350,843	350,843
Accumulated deficit	(91,511,919)	(88,294,587)
Total stockholders’ equity	21,339,502	20,762,336

Total liabilities and stockholders’ equity	$33,901,878	$35,483,716

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$22,277,013	$21,521,894
Cost of sales	18,695,377	18,264,618
Gross profit	3,581,636	3,257,276

Operating Expenses
Selling, general and administrative expenses	6,043,841	5,214,041
Depreciation of capitalized software costs	161,543	378,737
Amortization of intangible assets	543,917	607,917
Total operating expenses	6,749,301	6,200,695

Loss from operations	(3,167,665)	(2,943,419)

Other expense:
Interest expense	(209,571)	(247,301)
Total other expense, net	(209,571)	(247,301)
Net loss before income tax benefit	(3,377,236)	(3,190,720)
Income tax benefit	159,904	-
Net loss	$(3,217,332)	$(3,190,720)

Net loss per share – basic and diluted	$(0.11)	$(0.13)

Weighted average common shares outstanding – basic and diluted	28,354,277	25,004,222

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES (FKA RDE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	994,295		994,295

Fair value of vested restricted stock units	266,667	267	-	-	568,442		568,709

Fair value of common stock issued for services	158,332	158	-	-	238,972		239,130

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	764,743	765	-	-	1,030,349		1,031,114

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Net loss	-	-	-	-	-	(3,217,332)	(3,217,332)

Balance, March 31, 2025 (Unaudited)	29,273,359	$29,267	350,843	$350,843	$112,471,311	$(91,511,919)	$21,339,502

For the Three Months Ended March 31, 2025

(Unaudited)

Successor:	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	37,126		37,126

Fair value of vested restricted stock units	-	-	-	-	1,044,250		1,044,250

Issuance of common stock for services	50,000	50	-	-	217,450		217,500

Common shares issued on cashless exercise of stock options	1,130	1	-	-	(1)		-

Common shares issued	12,500	13	(12,500)	(12,500)	12,487		-

Issuance of private placement of common stock for cash	1,354,500	1,354	-	-	2,707,646		2,709,000

Net loss	-	-	-	-	-	(3,190,720)	(3,190,720)

Balance, March 31, 2024 (Unaudited)	25,538,097	$25,532	370,843	$370,843	$97,395,202	$(72,653,227)	$25,138,350

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,217,332)	$(3,190,720)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	994,295	37,126
Fair value of vested restricted common stock	568,709	1,044,250
Fair value of common stock issued for services	239,130	217,500
Loss on fair value of common stock issued for settlement of vendor	33,750	-
Depreciation of capitalized software costs	161,543	378,737
Amortization of intangible assets	543,917	607,917
Amortization of debt discount	6,143	-
Accrued interest	(62,438)	15,934
Changes in operating assets and liabilities:
Accounts receivable	(699,514)	569,794
Inventories	290,999	678,068
Prepaid expenses and other current assets	(245,230)	(127,172)
Right of use assets	77,061	65,632
Accounts payable	193,893	(374,262)
Accrued expenses	(53,978)	305,141
Customer deposits	(94,729)	-
Deferred revenue	36,309	(168,818)
Deferred taxes	(146,858)	-
Operating lease liability	(74,594)	(65,763)
Net cash used in operating activities	(1,448,924)	(6,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(224,815)
Net cash provided by investing activities	-	(224,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	30,435,894	26,070,274
Repayment of line of credit	(30,558,645)	(26,746,739)
Proceeds from note payable	985,000	-
Repayment of notes payable	(750,000)	-
Repayment of notes payable – related party	(2,000,000)	-
Proceeds from sale of common stock, net of expenses, under at-the-market sale agreement	1,031,113	-
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	374,500	-
Proceeds from public offering of common stock	478,000	-
Repayment of acquisition obligation	-	(500,000)
Proceeds from private placement of common stock	-	2,709,000
Net cash provided by (used in) financing activities	(4,138)	1,532,535

Net increase (decrease) in cash and cash equivalents	(1,453,062)	1,301,084
Cash and cash equivalents beginning of period	3,574,876	4,099,737
Cash and cash equivalents end of period	$2,121,814	$5,400,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$232,877	$-
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for trade accounts payable	$108,750	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

1. Organization and Basis of Presentation

Giftify, Inc. (the “Company” or “Giftify”) was formed in 2011. Since 2020, the Company, through its wholly-owned subsidiary Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses and communities with dining and merchant deal options throughout the United States. In December 2023, the Company acquired CardCash Exchange Inc (“CardCash”, see Note 3). CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup. During the three months ended March 31, 2025 and 2024, Card Cash accounted for 98% and 98%, respectively, of the Company’s revenues.

On September 4, 2024, the Company’s Board of Directors approved and, by written consent dated September 5, 2024, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change the Company’s name from RDE, Inc. to Giftify, Inc. The change to Giftify, Inc. became effective on October 28, 2024. All references throughout this filing to RDE, Inc. have been changed to Giftify, Inc.

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31,2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Card Cash Exchange, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. Giftify and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2025 and 2024:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended March 31, 2025
Business to consumer (B2C)	$10,496,215	$90,090	$34,931	$10,621,236
Business to business (B2B)	11,370,899	284,878	-	11,655,777
Total	$21,867,114	$374,968	$34,931	$22,277,013

Three Months Ended March 31, 2024
Business to consumer (B2C)	$10,156,804	$99,874	$15,438	$10,272,116
Business to business (B2B)	11,003,203	246,575	-	11,249,778
Total	$21,160,007	$346,449	$15,438	$21,521,894

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of March 31, 2025.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of March 31, 2025.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $290,684 and $261,042 for the three months ended March 31, 2025 and 2024, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At March 31, 2025 and 2024, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31, 2025	March 31, 2024

Convertible notes payable	29,258	27,258
Common stock issuable	350,843	370,843
Common stock options	4,543,250	717,782
Total	4,923,351	1,115,883

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended March 31, 2025 and 2024, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

No significant customers comprised more than 10% of accounts receivable or revenue as of and for the period ended March 31, 2025 and 2024.

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

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of CardCash on the date of acquisition:

Fair Value

Fair value of consideration:
Cash	$750,000
Notes payable (see Note 11)	1,500,000
Common stock (6,108,007 shares of common stock at $4.00 per share)	24,432,000
Total purchase price	$26,682,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$2,061,265
Accounts receivable	1,582,635
Inventories	4,152,273
Prepaids, deposits, and other	220,385
Property and equipment, net	2,563,312
Accounts payable and accrued liabilities	(2,068,154)
Line of credit	(6,737,385)
Deferred tax liability	(1,800,000)
Net tangible assets	(25,669)

Intangible assets:
Developed technology	2,600,000
Trade name	2,400,000
Customer relationships	1,700,000
Net identifiable intangible assets	6,700,000
Goodwill	20,007,669
Fair value of net asset acquired	$26,682,000

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(1,634,871)	(1,473,328)
Property and equipment, net	$928,441	$1,089,984

Depreciation expense for the three months ended March 31, 2025 and 2024 was $161,543 and $378,737, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Goodwill	$20,007,669	$20,007,669

	March 31, 2025	December 31, 2024
Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,600,000	2,600,000
Intangible assets, gross	6,700,000	6,700,000
Accumulated amortization	(2,975,585)	(2,431,668)
Intangible assets, net	$3,724,415	$4,268,332

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded goodwill of $20,007,669.

On December 29, 2023, in relation to the acquisition of CardCash (See Note 3), the Company recorded intangible assets of $6,700,000. At December 31, 2024, the unamortized intangible asset balance was $4,268,332. During the three months ended March 31, 2025, the Company recorded an amortization expense of $543,917, leaving a remaining unamortized intangible asset balance of $3,724,415 at March 31, 2025.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Amortization expense on intangible assets was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Amortization expense	$543,917	$607,917

Estimated amortization expense for the Company is as follows:

2025 (Remainder)	$1,590,249
2026	2,134,166
$3,724,415

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,449,983 as of December 31, 2024. During the three months ended March 31, 2025, the Company made payments of $74,594 against its operating lease liability, resulting in a lease liability of $1,375,390 as of March 31, 2025, of which the current portion of lease liability was $326,770, and a long-term lease liabilities balance of $1,048,620.

During the three months ended March 31, 2025 and 2024, lease costs totaled approximately $77,062 and $75,580, respectively.

As of March 31, 2025, the weighted average remaining lease terms for operating lease is 3.82 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of March 31, 2025:

As of March 31, 2025

2025 (remaining)	$320,578
2026	438,374
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,607,487
Less: Imputed interest	(232,097)
Total operating lease liability	$1,375,390

7. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Line of credit	$3,682,328	$3,805,080

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At March 31, 2025 and December 31, 2024, the average interest rate was 12% and 12%, respectively. As of March 31, 2025, the Company complied with customary debt covenants. At March 31, 2025 and December 31, 2024, the line of credit requires a deposit of $1,258,826, included in restricted cash.

8. Convertible Debt

Convertible debt consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Incumaker, Inc. principal balance	$20,000	20,000
Accrued interest	23,887	20,137
Total principal and accrued interest (all current)	$43,887	$40,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At March 31, 2025, the principal balance of $20,000, and accrued interest of $23,887, are convertible at $1.50 per share into 29,258 shares of the Company’s common stock.

9. Secured Notes Payable – Related Party

Secured notes payable to a related party consists of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Secured note payable – related party	$-	$2,000,000
Less debt discount	-	(4,000)
Total principal balance	-	1,996,000
Accrued interest	-	64,274
Total principal and accrued interest	-	2,060,274
Less current portion	-	(2,060,274)
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note (the “Note”) with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. The Note has an origination fee and expenses of $22,000, which was recorded as a debt discount and is being amortized over the term of the Note and may be prepaid without penalty. The Note is collateralized by a blanket lien on the assets of the Company under the terms of a Security Agreement and is subordinated only to the line of credit (see Note 7). The Note and Security Agreement are subject to additional customary terms and conditions. Spars Capital is owned by a family trust affiliated with Elliot Bohm, a member of the Board of Directors of the Company and the President of CardCash Exchange, Inc., a subsidiary of Giftify. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $4,000, and accrued interest payable of $64,274. During the three months ended March 31, 2025, the Company paid the Note and accrued interest in full, and the Note was retired.

10. Notes Payable

Notes payable consist of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
CardCash acquisition notes payable	$750,000	$1,500,000
Real Word Digital Assets note payable	1,000,000	-
GameIQ acquisition note payable	62,100	75,928
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Less debt discount	(12,857)	-
Total principal balance	2,463,743	2,240,428
Accrued interest	107,118	92,204
Total principal and accrued interest	2,570,861	2,332,632
Less current portion	(1,906,361)	(1,717,632)
Non-current portion	$664,500	$615,000

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000. During the three months ended March 31, 2025, the Company made principal payments of $750,000, leaving at March 31, 2025, an aggregate principal balance outstanding of $750,000 and accrued interest payable of $84,375.

Real World Digital Assets Note Payable

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The Note has an origination fee and expenses of $15,000, which were recorded as a debt discount and are being amortized over the term of the Note and may be prepaid without penalty. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit owed by the Company to Pathward National Association (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9). As of March 31, 2025, the notes payable had a principal balance outstanding of $1,000,000, a debt discount balance of $12,857, and accrued interest payable of $12,918.

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

As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646. As of March 31, 2025, the notes payable had an aggregate principal balance outstanding of $62,100 and accrued interest payable of $1,186 (see Note 15).

Economic Injury Disaster Loans (EIDL)

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL and accrued interest of $900 as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558.

As of March 31, 2025, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $8,638.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, the Company had 29,273,359 shares and 27,021,423 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Three Months Ended March 31, 2025

Common Shares Issued on Vesting of Restricted Stock

During the three months ended March 31, 2025, the Company issued 266,667 shares on vesting of restricted common stock to its employees and executive.

Common Stock Issued for Services

During the three months ended March 31, 2025, the Company issued 158,332 shares of common stock with a fair value of $239,130, or $1.51 per share, for service rendered.

Issuance of Common Stock for Settlement of Vendor Balance

During the three months ended March 31, 2025, the Company issued 75,000 shares of common stock with a fair value of $108,750, or $1.45 per share, to settle a trade vendor balance of $75,000. The excess of the fair value of the common stock issued over the trade vendor balance was $33,750, which was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the three months ended March 31, 2025, the Company sold 764,743 shares of Common Stock and received proceeds, net of expenses, of $1,031,113, or an average of $1.35 per share, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Stock Purchase Agreement

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

During the three months ended March 31, 2025, the Company received net proceeds of $374,500 from ClearThink Capital, which purchased 387,194 shares of the Company’s common stock.

On February 4, 2025, the Company exercised its right to terminate the SPA effective by mutual agreement of the parties.

Issuance of Common Stock on Public Offering

On January 15, 2025, the Company entered into a Placement Agency Agreement with Craft Capital Management LLC (“Craft Capital”), as placement agent, to issue and sell 600,000 shares of the Company’s common stock at a purchase price of $1.00 per Share. The shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-282322), that was declared effective by the Securities and Exchange Commission on October 15, 2024, on a best efforts basis (the “Offering”). The offer and sale of the shares in the Offering are described in the Company’s prospectus constituting a part of the registration statement, as supplemented by a final prospectus supplement dated January 15, 2025. On January 16, 2025, the Company closed the Offering. The Company sold 600,000 shares for total gross proceeds of $600,000. After deducting the placement agent fee and offering expenses payable by the Company, the Company received net proceeds of $478,000.

Common Stock Issuable

At March 31, 2025, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Three Months Ended March 31, 2024

Issuance of Common Stock for Services

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock with a fair value of $217,500, or $4.35 per share, to a consultant for services rendered.

Issuance of Private Placement of Common Stock

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

12. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2025:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	1,320,835	-	$4,531,224	3.43
Granted	450,000	-	414,000	0.92
Vested	(266,668)	266,668	-	-
Forfeited	-			-
Issued	-	(266,668)	(568,709)	-
Balance, March 31, 2025	1,504,167	-	$4,376,515	$2.91

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to other officers with an aggregate fair value of $414,000 or $0.92 per share. The restricted stock grant vest monthly over a 36-month period.

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

Effective on December 29, 2023, with the closing of the acquisition of CardCash (see Note 3), the Company entered into an Employment Agreements with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by the Company and now remain in those positions following the acquisition. Bohm also joined the Board of Directors of the Company. Under the terms of the four-year agreements, Mr. Bohm and Mr. Ackerman each received an annual base salary of $375,000 and a one-time award of 1,250,000 restricted shares of the Company’s common stock with aggregate fair value of $10 million, which 50% vesting immediately, and the remaining 50% vesting over 4 years equally on each anniversary of the closing of the acquisition of CardCash.

During the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of $568,709 and $1,044,250 and issued 266,668 shares of restricted stock based upon its vesting term of the grants. As of March 31, 2025, the unamortized stock compensation expense amounted to $4,376,515, to be expensed upon vesting in future periods through February 2028.

Summary of Stock Options

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Stock options outstanding at December 31, 2024	4,122,830	$4.28
Granted	1,170,000	4.01
Exercised	-	-
Expired or forfeited	(749,580)	(1.05)
Stock options outstanding at March 31, 2025	4,543,250	$4.28
Stock options exercisable at March 31, 2025	2,532,250	$4.32

On February 1, 2025, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 1,170,000 shares of the Company’s common stock to its executives and employees. The stock options vest over 36 months equally. The stock options are exercisable at a weighted average price of $0.92 per share with an average life to expiration of approximately three years. The total fair value of these options at grant date was approximately $1,073,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumption: stock price of $0.92 per share, expected term of 6.00 years, volatility of 241%, dividend rate of 0%, and weighted average risk-free interest rate of 4.45%. The expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award.

During the three months March 31, 2025 and 2024, the Company recognized $994,295 and $37,126 of stock compensation expense relating to vested stock options. As of March 31, 2025, the aggregate amount of unvested compensation related to stock options was approximately $4,621,872 which will be recognized as an expense as the options vest in future periods through February 2028.

The weighted average remaining contractual life of common stock options outstanding and exercisable at March 31, 2025, was 8.38 years. Based on a fair market value of $1.96 per share on March 31, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was $279,662 at March 31, 2025.

The exercise prices of common stock options outstanding and exercisable at March 31, 2025 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	1,170,000	65,000
$1.05	7,500	7,500
$1.25	28,500	28,500
$1.50	400,000	400,000
$2.50	50,000	50,000
$3.00	100,000	100,000
$3.35	67,500	67,500
$4.22	2,718,000	1,812,000
$363.17	1,750	1,750
	4,543,250	2,532,250

13. Commitments and Contingencies

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

14. Segment information

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

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Net sales	$22,277,013	$21,521,894
Cost of sales	18,695,377	18,264,618
Gross profit	3,581,636	3,257,276

Less:
Employee compensation and benefits	1,551,307	1,485,319
Stock-based compensation expense	1,563,005	1,082,375
Merchant and bank fees	1,115,030	919,443
Consulting and outside provider costs	808,413	961,346
Sales and marketing expenses	565,395	556,247
Depreciation of capitalized software costs	161,543	378,737
Amortization of intangible assets	543,917	607,917
Other operating expenses	440,691	209,311
Total operating expenses	6,749,301	6,200,695
Loss from operations	$(3,167,665)	$(2,943,419)

15. Subsequent Events

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

Subsequent to March 31, 2025, the Company sold 60,977 shares of Common Stock and received proceeds net of expenses of $109,675, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Repayment of Note Payable

Subsequent to March 31, 2025, the Company repaid in full its GameIQ acquisition note payable (see Note 10).

Secured Revolving Line of Credit Amendment

On April 23, 2025, CardCash Exchange, Inc. (“CardCash”), a wholly owned subsididary of the registrant (“Giftify”), entered into a second amended and restated secured promissory note (the “Note”) with Pathward, National Association (“Pathward”) (see Note 7) in the principal amount of $7,000,000 that amends and restates the Amended and Restated Promissory Note dated December 23, 2020, in the original principal amount of $10,000,000 (the “Original Note”) and bearing annual interest of 3% in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”). Interest on the Note fluctuates with each change in the prime rate so published. If at any time Pathward either abandons the use of the Wall Street Journal prime rate or the Wall Street Journal prime rate is no longer published, then Pathward will establish a similar replacement rate in its sole discretion but at no time will the Effective Rate be less than 6.50% per annum.

CardCash must pay interest on the principal amount which is outstanding each month in arrears commencing on the first day of the month following the funding of the transaction and continuing on the first day of each month thereafter until the unpaid principal and interest are fully paid. Any failure to pay the entire amount when due will be an event of default that will result in an interest charge at the “Extra Rate” that is defined in the Note as the Effective Rate plus 8.00% per annum.

The Note is collateralized by a blanket lien on the assets of CardCash under the terms of an Amended and Restated Loan and Security Agreement dated December 23, 2020. Under Amendment No. 2 to Amended and Restated Loan and Security Agreement (“Amendment No. 2”) executed on April 23, 2025, advances under the Note may be measured against a percentage of Eligible Accounts and Eligible Inventory as those terms are defined in Amendment No. 2. The amount advanced as a loan under the Noted may not exceed an amount which is the lesser of: (i) $7,000,000 and the sum of (a) 100% of Eligible Credit Card Receivables (as defined in Amendment No. 2), plus 100% of the Product Costs for Eligible Inventory (as those capitalized terms are defined in Amendment No. 2), provided however, that the Product Costs for Eligible Inventory consisting of Prepaid Inventory shall not exceed $750,000. In addition, if CardCash terminates Amendment No. 2 prior to December 31, 2025, it must pay an Exit Fee of 0.50% of $7,000,000, together with all unpaid Loan Fees and Maintenance Fees (as those terms are defined under Amendment No. 2) due under the Agreement. The required minimum cash collateral balance decreased from $1,250,000 to $1,000,000, releasing $250,000 to CashCard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offering (“Specials”), generating significantly greater revenue per customer when compared to purchasing our other products. The average order value for these Specials sales is nearly five times a certificate purchase

Restaurant.com Business to Business Division

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

Going Concern

The Company has a history of reporting net losses. At March 31, 2025, the Company had cash of $2,121,814 available to fund its operations, including expansion plans, and to service its debt, and a negative working capital of $2,075,999.

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

Results of Operations – Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

GIFTIFY, INC. AND SUBSDIARIES (FKA RDE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$22,277,013	$21,521,894
Cost of sales	18,695,377	18,264,618
Gross profit	3,581,636	3,257,276

Operating Expenses
Selling, general and administrative expenses	6,043,841	5,214,041
Amortization of capitalized software costs	161,543	378,737
Amortization of intangible assets	543,917	607,917
Total operating expenses	6,749,301	6,200,695

Loss from operations	(3,167,665)	(2,943,419)

Other income (expense):
Interest expense	(209,571)	(247,301)
Total other income (expense), net	(209,571)	(247,301)
Net loss before income taxes	(3,377,236)	(3,190,720)
Income tax (expense) benefit	159,904	-
Net loss	$(3,217,332)	$(3,190,720)

Net Sales

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

CardCash	$21,867,114	$21,160,007
Restaurant.com	409,899	361,887
Net Sales	$22,277,013	$21,521,894

CardCash

Net sales for the three months ended March 31, 2025 and 2024, were $21,867,114 and $21,160,007, respectively. During the current year period, we focused on improving our gross margin. We assessed the quality of our purchased gift card brands, allowing us to increase the sales price to our customers, resulting in a gross margin of 14.7%, as compared to a gross margin of 13.8% in the prior year period, which generated an increase in gross profit as compared to the prior year period.

Restaurant.com

Net Sales for the three months ended March 31, 2025 and 2024, were $409,899 and $361,886, respectively.

Cost of Sales

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2025

CardCash	$18,659,017	$18,237,448
Restaurant.com	36,360	27,170
Cost of Sales	$18,695,377	$18,264,618

CardCash

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended March 31, 2025 and 2024, were $18,659,017 and $18,237,448, respectively. Gross profit increased $ $285,850, or 9.8%, as compared to the prior year period. Our gross margin, as a percentage of sales, were 14.7% and 13.8%, for the three months ended March 31, 2025 and 2024, respectively.

Restaurant.com

Cost of sales for the three months ended March 31, 2025 and 2024, were $36,360 and $27,170, respectively.

Operating Expenses

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Selling, general and administrative expenses	$6,043,841	$5,214,041
Amortization of capitalized software costs	161,543	378,737
Amortization of intangible assets	543,917	607,917
Operating expenses	$6,749,301	$6,200,695

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

Selling, general and administrative expenses were $6,043,841 for the three months ended March 31, 2025, as compared to $5,214,041 for the three months ended March 31, 2024, an increase of $829,800. The increase was from increased stock-based compensation expense of $481,628 during the three months ended March 31, 2025, increased payroll and benefit expenses, and general changes in our business and operations.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $161,543 during the three months ended March 31, 2025, as compared to $378,737 during the three months ended March 31, 2024.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $543,917 during the three months ended March 31, 2025, as compared to amortization expenses of $607,917 during the three months ended March 31 2024.

Loss from Operations

For the three months ended March 31, 2025, we incurred a loss from operations of $ 3,167,665, as compared to a loss from operations of $2,943,419 for the three months ended March 31, 2024. The increase in loss from operations was due to our increased gross profit offset by increased stock-based compensation expense, and operating costs, as discussed above.

Other Expenses

For the three months ended March 31, 2025, we incurred interest expense of $209,571, as compared to interest expense of $247,301 for the three months ended March 31, 2024. The decrease in interest expense was due to our decreased debt balances.

Income Tax Benefit

For the three months ended March 31, 2025, we realized an income tax benefit of $159,904 as compared to an income tax benefit of $0 for the three months ended March 31, 2024.

Net Loss

We realized a net loss of $3,217,332 for the three months ended March 31, 2025, as compared to a net loss of $3,190,720 for the three months ended March 31, 2024. The increase in net loss was due to our increased gross profit, decreased interest expense, and income tax benefit, offset by increased stock-based compensation expense and operating costs, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Net Loss	$(3,217,332)	$(3,190,720)

Modified EBITDA adjustments:
Income taxes	(159,904)	-
Interest expense	209,571	247,301
Amortization of intangible assets	543,917	607,917
Amortization of capitalized software costs	161,543	378,737
Loss on fair value of stock issued on vendor settlement	33,750	-
Stock option and other noncash compensation	1,802,135	1,298,876
Total Modified EBITDA adjustments	2,591,012	2,532,831

Mofified EBITDA	$(626,320)	$(657,889)

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

We have a history of reporting net losses. At March 31, 2025, we had cash of $2,121,814 available to fund our operations, including expansion plans, and to service our debt, and a negative working capital of $2,026,499. We anticipate our cash balance will last until approximately December 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Net cash used in operating activities	$(1,448,924)	$(6,636)
Net cash used in investing activities	-	(224,815)
Net cash (used in) provided by financing activities	(4,138)	1,532,535
Net increase (decrease) in cash and cash equivalents	$(1,453,062)	$1,301,084

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

Cash used in operating activities for the three months ended March 31, 2025 was approximately $1,448,924 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2024 was approximately $6,636 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

The Company had no cash flows from investing activities for the three months ended March 31, 2025.

Cash used for investing activities for the three months ended March 31, 2024 was $224,815, which was for capital expenditures.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2025 was $4,138, which was from proceeds of $1,883,613 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $122,752, and repayment of our notes payable of $2,750,000.

Cash provided by financing activities for the three months ended March 31, 2024 was $1,532,535, which was from proceeds of $2,709,000 on the private sale of common stock, less partial repayment of our line of credit balance of $676,465, and payment of $500,000 on our acquisition obligation.

Secured Revolving Line of Credit

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At March 31, 2025 and December 31, 2024, the average interest rate was 12% and 12%, respectively. As of March 31, 2025, the Company complied with customary debt covenants. At March 31, 2025 and December 31, 2024, the line of credit requires a deposit of $1,258,826, included in restricted cash.

Convertible Debt

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At March 31, 2025, the principal balance of $20,000, and accrued interest of $23,887, are convertible at $1.50 per share into 29,258 shares of the Company’s common stock.

Notes Payable

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000. During the three months ended March 31, 2025, the Company made principal payments of $750,000, leaving at March 31, 2025, an aggregate principal balance outstanding of $750,000 and accrued interest payable of $84,375.

Real World Digital Assets

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The Note has an origination fee and expenses of $15,000, which were recorded as a debt discount and are being amortized over the term of the Note and may be prepaid without penalty. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit owed by the Company to Pathward National Association (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9). As of March 31, 2025, the notes payable had a principal balance outstanding of $1,000,000, a debt discount balance of $12,857, and accrued interest payable of $12,918.

Economic Injury Disaster Loans (EIDL)

On June 17, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 of proceeds pursuant to the loan. On July 21, 2020, the Company received $150,000 of proceeds applicable to loans administered by the SBA as disaster loan assistance under the Covid-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL and accrued interest of $900 as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558.

As of March 31, 2025, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $8,638.

Off-Balance Sheet Arrangements

At March 31, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On December 29, 2023, the Company completed the acquisition of CardCash Exchange Inc (“CardCash”). As a result of the merger, the Company adopted the controls and procedures of CardCash.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GIFTIFY, INC.

Date: May 13, 2025	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

