Form 10-Q
period 2025-06-30
GIFTIFY, INC.
filed 2025-08-13
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 30,542,165 shares of common stock outstanding as of August 6, 2025.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to any further expected effects on our business from the coronavirus (“COVID-19”) pandemic, inflation, the Russia-Ukraine conflict, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the continued duration and scope of the COVID-19 pandemic and any impact on the demand for our products; our ability to obtain needed raw materials and components from our suppliers; additional actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,000,000 and $1,258,826 at June 30, 2025 and December 31, 2024)	$3,257,427	$4,301,842
Accounts receivable	121,139	164,700
Inventories	2,021,395	4,116,180
Prepaid expenses and other current assets	368,871	63,210
Total current assets	5,768,832	8,645,932

Property and equipment, net	766,904	1,089,984
Operating lease right of use asset, net	1,250,518	1,406,242
Deposits	68,189	65,556
Intangible assets, net	3,640,517	4,268,332
Goodwill	20,007,670	20,007,670
Total assets	$31,502,630	$35,483,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619,833	$1,966,616
Accrued expenses	1,772,419	1,768,607
Customer deposits	153	95,000
Deferred revenue	107,504	77,051
Secured revolving line of credit	1,715,897	3,805,080
Convertible promissory notes	44,637	43,137
Secured notes payable — related party, net of debt discount of $0 and $4,000, at June 30, 2025 and December 31, 2024, respectively	-	2,060,274
Notes payable, current portion, net of debt discount of $8,570 and $0, at June 30, 2025 and December 31, 2024, respectively	1,881,668	1,717,632
Operating lease liability, current portion	337,195	316,612
Total current liabilities	7,479,306	11,850,009

Notes payable, net of current portion	664,500	615,000
Deferred income taxes	829,284	1,123,000
Operating lease liability, net of current portion	960,386	1,133,371
Total liabilities	9,933,476	14,721,380

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 30,154,612 and 27,021,423 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	30,155	27,015
Additional paid-in-capital	115,289,884	108,679,065
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(94,101,728)	(88,294,587)
Total stockholders’ equity	21,569,154	20,762,336

Total liabilities and stockholders’ equity	$31,502,630	$35,483,716

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$20,900,731	$20,020,502	$43,177,744	$41,542,396
Cost of sales	17,045,106	16,760,007	35,740,483	35,024,625
Gross profit	3,855,625	3,260,495	7,437,261	6,517,771

Operating expenses
Selling, general and administrative expenses	5,714,543	9,832,270	11,758,384	15,046,311
Amortization of capitalized software costs	161,544	302,737	323,087	681,474
Amortization of intangible assets	557,062	607,917	1,100,979	1,215,834
Total operating expenses	6,433,149	10,742,924	13,182,450	16,943,619

Loss from operations	(2,577,524)	(7,482,429)	(5,745,189)	(10,425,848)

Other income (expenses)
Interest income	1,777	5,223	1,777	5,223
Interest expense	(143,374)	(267,440)	(352,945)	(514,741)
Total other income (expenses)	(141,597)	(262,217)	(351,168)	(509,518)

Net loss before income taxes	(2,719,121)	(7,744,646)	(6,096,357)	(10,935,366)
Income tax benefit	129,312	-	289,216	-
Net loss	$(2,589,809)	$(7,744,646)	$(5,807,141)	$(10,935,366)

Net earnings/(loss) per share – basic and diluted	$(0.09)	$(0.30)	$(0.20)	$(0.43)

Weighted average common shares outstanding – basic and diluted	29,532,501	25,751,441	28,946,644	25,377,832

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	29,273,359	$29,267	350,843	$350,843	$112,471,311	$(91,511,919)	$21,339,502

Fair value of vested options	-	-	-	-	967,705		967,705

Fair value of vested restricted stock	72,915	73	-	-	495,136		495,209

Fair value of common stock issued for services	87,500	88	-	-	144,870		144,958

Issuance of common stock for cash under at-the-market sale agreement, net	204,171	210	-	-	352,379		352,589

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under private placement	166,667	167	-	-	249,833		250,000

Net loss	-	-	-	-	-	(2,589,809)	(2,589,809)

Balance, June 30, 2025 (Unaudited)	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

For the Six Months Ended June 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	1,962,000		1,962,000

Fair value of vested restricted stock	339,582	340	-	-	1,063,578		1,063,918

Fair value of common stock issued for services	245,832	246	-	-	383,842		384,088

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	968,914	975	-	-	1,382,728		1,383,703

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Issuance of common stock for cash under private placement	166,667	167	-	-	249,833		250,000

Net loss	-	-	-	-	-	(5,807,141)	(5,807,141)

Balance, June 30, 2025 (Unaudited)	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

For the Three Months Ended June 30, 2024

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	25,538,097	$25,532	370,843	$370,843	$97,395,202	$(72,653,227)	$25,138,350

Fair value of vested options	-	-	-	-	5,669,186		5,669,186

Fair value of vested restricted stock	241,666	242	-	-	545,117		545,359

Common shares issued	20,000	20	(20,000)	(20,000)	19,980		-

Issuance of common stock for cash	112,500	112	-	-	212,387		212,499

Net loss	-	-	-	-	-	(7,744,646)	(7,744,646)
Balance, June 30, 2024 (Unaudited)	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

For the Six Months Ended June 30, 2024

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	5,706,311		5,706,311

Fair value of vested restricted stock	241,666	242	-	-	1,589,367		1,589,609

Issuance of common stock for services	50,000	50	-	-	217,450		217,500

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash	1,467,000	1,467	-	-	2,920,033		2,921,500

Net loss	-	-	-	-	-	(10,935,366)	(10,935,366)
Balance, June 30, 2024 (Unaudited)	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

GIFTIFY, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,807,141)	$(10,935,366)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	1,962,000	5,706,311
Fair value of vested restricted common stock	1,063,918	1,589,609
Fair value of common stock issued for services	384,088	217,500
Loss on fair value of common stock issued for settlement of vendor	33,750	-
Depreciation of capitalized software costs	323,080	681,474
Amortization of intangible assets	1,100,979	1,215,834
Amortization of debt discount	10,430	-
Accrued interest	(14,740)	31,868
Changes in operating assets and liabilities:
Accounts receivable	81,060	46,211
Inventories	2,094,785	(1,087,690)
Prepaid expenses and other current assets	(305,661)	(28,735)
Right of use assets	155,724	155,011
Accounts payable	(272,281)	(510,163)
Accrued expenses	(9,528)	205,235
Customer deposits	(94,847)	-
Deferred revenue	30,453	(222,972)
Deferred taxes	(293,716)	-
Operating lease liability	(152,402)	(138,327)
Net cash provided by (used in) operating activities	289,951	(3,074,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on acquisition	109,543	-
Capital expenditures	-	(449,646)
Net cash provided by (used in) investing activities	109,543	(449,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	61,299,312	53,772,243
Repayment of line of credit	(63,388,495)	(52,839,180)
Proceeds from note payable	985,000	-
Repayment of notes payable	(825,928)	-
Repayment of notes payable – related party	(2,000,000)	-
Proceeds from sale of common stock, net of expenses, under at-the-market sale agreement	1,383,702	-
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	374,500	-
Proceeds from public offering of common stock	478,000	-
Proceeds from private offering of common stock	250,000	-
Repayment of acquisition obligation	-	(500,000)
Proceeds from private placement of common stock	-	2,921,500
Net cash provided by (used in) financing activities	(1,443,909)	3,354,563

Net increase (decrease) in cash and cash equivalents	(1,044,415)	(169,283)
Cash and cash equivalents beginning of period	4,301,842	5,682,372
Cash and cash equivalents end of period	$3,257,427	$5,513,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$322,289	$510,417
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition	$609,000	$-
Common shares issued for trade accounts payable	$108,750	$-
Accounts receivable from acquisition	$37,499	$-
Deposits from acquisition	$2,633	$-
Accounts payable from acquisition	$500	$-
Accrued expenses from acquisition	$13,340	$-
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,395,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

In May 2025, the Company acquired Takeout7 Inc (“Takeout7”, see Note 3). Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeout7 expands the Company’s technology offerings to include end-to-end solutions for independent restaurants.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Card Cash Exchange, Inc., Restaurant.com, Inc., and Takeout7, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also generates revenue from the sale of discount certificates for restaurants on behalf of third-party restaurants, online restaurant ordering fees, and monthly subscription fees for its restaurant marketing platform. Lastly, the Company recognizes revenue from the sale of Restaurant.com promotional gift cards (revenue recognized based on the Company’s historical redemption rates of its promotional gift cards), the sale of travel, vacation, and merchandise on behalf of third-party merchants (revenue reported on a net basis equal to the purchase price received from the customer less a portion of the purchase price paid by the Company to its merchant partners), and advertising revenue for third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website (revenue recognized when its determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners).

Certain customers may receive incentives, which are accounted for as variable consideration. Provisions for sales returns are recognized in the period when the sales are recorded based upon the Company’s prior experience and current trends. These revenue reductions are established by the Company based upon management’s best estimates at the time of sale, utilizing historical trends, and adjusted to reflect known changes in the factors that impact such reserves and allowances, and the terms of agreements with customers.

Amounts billed and due from the Company’s customers are classified as accounts receivable on the balance sheet. Amounts received in advance from customers are recorded as deferred revenue on the balance sheet until the performance obligations have been satisfied. The Company has elected to apply the practical expedient to not assess contracts for significant financing components because the period between the receipt of advance payment and the Company’s transfer of services to the customer is less than one year.

It is necessary to determine whether the Company is acting as a principal or an agent in revenue-generating arrangements.

Principal vs. Agent Considerations

•	Principal: As a principal in a transaction, the Company controls the specified good or service before transferring it to the customer. This means the Company is primarily responsible for fulfilling the promise to the customer, has inventory risk (if applicable), and has discretion in establishing the price. In such cases, revenue is recognized on a gross basis. This means recording the total amount of consideration received from the customer as revenue, with a corresponding cost for any amounts paid to other parties involved in providing the goods or services.
•	Agent: As an agent, the Company does not control discounted gift cards, and its role is to arrange for its distributors to deliver discounted gift cards to our customers. In these instances, revenue is recognized on a net basis. This reflects only the fee or commission the company retains from the transaction.

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, when the Company’s role is solely to act as an agent by arranging for our supplier to deliver discounted gift cards directly to our customer, revenue is recognized on a net basis. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. This differs from arrangements where the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale. When the Company delivers discount gift cards from its inventory, it carries the inventory risk, and revenue is recognized on a gross basis.

Significant Judgments and Estimates

Deciding whether the Company is a principal or an agent requires significant judgment and analysis. This is particularly true when evaluating factors like responsibility for fulfilling the promise to the customer, inventory risk, and pricing discretion. Changes in the assessment of these indicators could materially impact reported revenue and related metrics. The Company continuously evaluates our judgments and estimates to ensure accurate revenue recognition in accordance with ASC 606.

In the following table, revenue is disaggregated by our divisions and type of revenue for the three and six months ended June 30, 2025 and 2024:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended June 30, 2025
Business to consumer (B2C)	$9,741,432	$74,611	$36,048	$9,852,091
Business to business (B2B)	10,553,218	495,422	-	11,048,640
Total	$20,294,650	$570,033	$36,048	$20,900,731

Three Months Ended June 30, 2024
Business to consumer (B2C)	$9,412,823	$118,932	$14,551	$9,546,306
Business to business (B2B)	10,103,749	370,447	-	10,474,196
Total	$19,516,572	$489,379	$14,551	$20,020,502

Six Months Ended June 30, 2025
Business to consumer (B2C)	$20,237,647	$164,700	$70,980	$20,473,327
Business to business (B2B)	21,924,118	780,299	-	22,704,417
Total	$42,161,765	$944,999	$70,980	$43,177,744

Six Months Ended June 30, 2024
Business to consumer (B2C)	$19,483,191	$244,751	$29,988	$19,757,930
Business to business (B2B)	21,103,388	681,078	-	21,784,466
Total	$40,586,579	$925,829	$29,988	$41,542,396

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,669. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of June 30, 2025.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of June 30, 2025.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $541,869 and $431,488 for the six months ended June 30, 2025 and 2024, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At June 30, 2025 and 2024, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2025	June 30, 2024

Convertible notes payable	29,758	27,758
Common stock issuable	350,843	350,843
Common stock options	4,126,622	4,123,282
Total	4,507,223	4,501,883

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended June 30, 2025 and 2024, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Merchant receipts (i.e., credit card processors) amounting to $726,965, that were previously presented as a component of accounts receivable at December 31, 2024, have been reclassified as a component of cash and cash equivalents to conform to current year presentation. This reclassification did not affect the reported results of operations. For the six months ended June 30, 2024, the cash flows used in operating activities in the condensed consolidated statements of cash flows were restated to $3,074,200 from $2,341,031, and cash and cash equivalents at the end of the period were restated to $5,513,372 from $4,663,623.

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

3. Acquisitions

CardCash, Inc.

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

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of CardCash on the date of acquisition:

Fair Value

Fair value of consideration:
Cash	$750,000
Notes payable (see Note 10)	1,500,000
Common stock (6,108,007 shares of common stock at $4.00 per share)	24,432,000
Total purchase price	$26,682,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$2,061,265
Accounts receivable	1,582,635
Inventories	4,152,273
Prepaids, deposits, and other	220,385
Property and equipment, net	2,563,312
Accounts payable and accrued liabilities	(2,068,154)
Line of credit	(6,737,385)
Deferred tax liability	(1,800,000)
Net tangible assets	(25,669)

Intangible assets:
Developed technology	2,600,000
Trade name	2,400,000
Customer relationships	1,700,000
Net identifiable intangible assets	6,700,000
Goodwill	20,007,669
Fair value of net asset acquired	$26,682,000

Takeout7, Inc.

On May 29, 2025, the Company completed the acquisition of Takeout7, Inc. (“Takeout7”). The acquisition was made pursuant to an agreement and plan of merger dated May 29, 2025, between the Company and Takeout7. The Company acquired all of the issued and outstanding equity of Takeout7 for $609,000, made up of the issuance of 350,000 shares of the Company’s common stock.

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations, and allocated the purchase price to Takout7’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition.

As of June 30, 2025, management has not yet finalized its valuation analysis. In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for Takeout7 based on the fair value of the assets acquired and liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

The following table summarizes the provisional allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Takeout7 on the date of acquisition:

Fair Value (provisional)

Fair value of consideration:
Common stock (350,000 shares of common stock at $1.74 per share)	$609,000
Total purchase price	$609,000

Provisional allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$109,543
Accounts receivable	37,499
Deposits	2,633
Accounts payable and accrued liabilities	(13,840)
Net tangible assets	135,835

Intangible assets:
Developed technology (provisional)	236,582
Customer relationships (provisional)	236,583
Intangible assets (provisional)	473,165
Goodwill	-
Fair value of net asset acquired	$473,165

No unaudited pro forma statements of operations are being presented as the historical results of Takeout7 are insignificant when compared to the Company’s historical results.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(1,796,408)	(1,473,328)
Property and equipment, net	$766,904	$1,089,984

Depreciation expense for the six months ended June 30, 2025 and 2024 was $323,080 and $681,474, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Goodwill	$20,007,670	$20,007,670

	June 30, 2025	December 31, 2024
Intangible Assets
Customer relationships	$1,936,582	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,836,582	2,600,000
Intangible assets, gross	7,173,164	6,700,000
Accumulated amortization	(3,532,647)	(2,431,668)
Intangible assets, net	$3,640,517	$4,268,332

On December 29, 2023, in relation to the acquisition of CardCash (see Note 3), the Company recorded goodwill of $20,007,669.

On December 29, 2023, in relation to the acquisition of CardCash (see Note 3), the Company recorded intangible assets of $6,700,000. At December 31, 2024, the unamortized intangible asset balance was $4,268,332. During the six months ended June 30, 2025, the Company recorded an additional $473,165 of intangible assets related to its acquisition of Takout7 (see Note 3), and recorded an amortization expense of $1,100,979, leaving a remaining unamortized intangible asset balance of $3,640,517 at June 30, 2025.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Amortization expense on intangible assets was as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Amortization expense	$1,100,979	$1,215,834

Estimated amortization expense for the Company is as follows:

2025 (Remainder)	$1,125,190
2026	2,291,888
2027	157,722
2028	65,717
$3,640,517

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,449,983 as of December 31, 2024. During the six months ended June 30, 2025, the Company made payments of $152,402 against its operating lease liability, resulting in a lease liability of $1,297,581 as of June 30, 2025, of which the current portion of lease liability was $337,195, and a long-term lease liabilities balance of $960,386.

During the six months ended June 30, 2025 and 2024, lease costs totaled approximately $237,765 and $201,839, respectively and was recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2025, the weighted average remaining lease terms for operating lease is 3.58 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of June 30, 2025:

As of June 30, 2025

2025 (remaining)	$214,882
2026	438,374
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,501,791
Less: Imputed interest	(204,210)
Total operating lease liability	$1,297,581

7. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Line of credit	$1,715,897	$3,805,080

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At June 30, 2025 and December 31, 2024, the average interest rate was 10.5% and 12%, respectively. As of June 30, 2025, the Company complied with customary debt covenants.

On April 23, 2025, CardCash Exchange, Inc. (“CardCash”), a wholly owned subsidiary of the registrant (“Giftify”), entered into a second amended and restated secured promissory note (the “Note”) with Pathward, National Association (“Pathward”) in the principal amount of $7,000,000 that amends and restates the Amended and Restated Promissory Note dated December 23, 2020, in the original principal amount of $10,000,000 (the “Original Note”) and bearing annual interest of 3% in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”). Interest on the Note fluctuates with each change in the prime rate so published. If at any time Pathward either abandons the use of the Wall Street Journal prime rate or the Wall Street Journal prime rate is no longer published, then Pathward will establish a similar replacement rate in its sole discretion but at no time will the Effective Rate be less than 6.50% per annum.

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

At June 30, 2025 and December 31, 2024, the line of credit requires a deposit of $1,000,000 and $1,258,826, respectively, which is included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

8. Convertible Promissory Notes

Convertible promissory notes consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Incumaker, Inc. principal balance	$20,000	20,000
Accrued interest	24,637	23,137
Total principal and accrued interest (all current)	$44,637	$43,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At June 30, 2025, the principal balance of $20,000, and accrued interest of $24,637, are convertible at $1.50 per share into 29,758 shares of the Company’s common stock.

9. Secured Notes Payable – Related Party

Secured notes payable to a related party consists of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Secured note payable – related party	$-	$2,000,000
Less debt discount	-	(4,000)
Total principal balance	-	1,996,000
Accrued interest	-	64,274
Total principal and accrued interest	-	2,060,274
Less current portion	-	(2,060,274)
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note (the “Note”) with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. The Note has an origination fee and expenses of $22,000, which was recorded as a debt discount and is being amortized over the term of the Note and may be prepaid without penalty. The Note is collateralized by a blanket lien on the assets of the Company under the terms of a Security Agreement and is subordinated only to the line of credit (see Note 7). The Note and Security Agreement are subject to additional customary terms and conditions. Spars Capital is owned by a family trust affiliated with Elliot Bohm, a member of the Board of Directors of the Company and the President of CardCash Exchange, Inc., a subsidiary of Giftify. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $4,000, and accrued interest payable of $64,274. During the six months ended June 30, 2025, the Company paid the Note and accrued interest in full, and the Note was retired.

10. Notes Payable

Notes payable consist of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
CardCash acquisition notes payable	$750,000	$1,500,000
Real Word Digital Assets note payable	1,000,000	-
GameIQ acquisition note payable	-	75,928
Economic Injury Disaster Loans (EIDL) note payable	664,500	664,500
Less debt discount	(8,571)	-
Total principal balance	2,405,929	2,240,428
Accrued interest	140,239	92,204
Total principal and accrued interest	2,546,168	2,332,632
Less current portion	(1,881,668)	(1,717,632)
Non-current portion	$664,500	$615,000

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000. During the six months ended June 30, 2025, the Company made principal payments of $750,000, leaving at June 30, 2025, an aggregate principal balance outstanding of $750,000 and accrued interest payable of $93,750.

Real World Digital Assets Note Payable

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The Note has an origination fee and expenses of $15,000, which were recorded as a debt discount and are being amortized over the term of the Note and may be prepaid without penalty. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit owed by the Company to Pathward National Association (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9). As of June 30, 2025, the notes payable had a principal balance outstanding of $1,000,000, a debt discount balance of $8,571, and accrued interest payable of $41,589.

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

As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646. During the six months ended June 30, 2025, the Company paid the Notes and accrued interest in full, and the Note was retired.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558. As of June 30, 2025, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $4,899.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, the Company had 30,154,612 shares and 27,021,423 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Six Months Ended June 30, 2025

Common Shares Issued on Vesting of Restricted Stock

During the six months ended June 30, 2025, the Company issued 339,582 shares on vesting of restricted common stock to its employees and executive.

Common Stock Issued for Services

During the six months ended June 30, 2025, the Company issued 245,832 shares of common stock with a fair value of $384,088, or $1.56 per share, for service rendered.

Issuance of Common Stock for Settlement of Vendor Balance

During the six months ended June 30, 2025, the Company issued 75,000 shares of common stock with a fair value of $108,750, or $1.45 per share, to settle a trade vendor balance of $75,000. The excess of the fair value of the common stock issued over the trade vendor balance was $33,750, which was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the six months ended June 30, 2025, the Company sold 968,914 shares of Common Stock and received proceeds, net of expenses, of $1,383,702, or an average of $1.43 per share, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Acquisition

During the six months ended June 30, 2025, the Company issued 350,000 shares of common stock with a fair value of $609,000, or $1.74 per share, for an acquisition (see Note 3).

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

During the six months ended June 30, 2025, the Company received net proceeds of $374,500 from ClearThink Capital, which purchased 387,194 shares of the Company’s common stock.

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

Issuance of Common Stock on Private Offering

During the six months ended June 30, 2025, the Company received net proceeds of $250,000 from the sale of 166,667 shares of common stock at $1.50 per share, as part of a private placement.

Common Stock Issuable

At June 30, 2025, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Six Months Ended June 30, 2024

Common Shares Issued on Vesting of Restricted Stock

During the six months ended June 30, 2024, the Company issued 241,666 shares on vesting of restricted common stock to its employees and executive.

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

12. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the six months ended June 30, 2025:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	1,320,834	-	$4,531,224	$3.43
Granted	450,000	-	405,000	0.90
Vested	(339,584)	339,584	-	-
Forfeited	-			-
Issued	-	(339,584)	(1,063,917)	-
Balance, June 30, 2025	1,431,250	-	$3,872,307	$2.71

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to other officers with an aggregate fair value of $414,000 or $0.92 per share. The restricted stock grant vest monthly over a 36-month period.

During the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $1,063,918 and $1,589,609 and issued 339,584 and 241,666 shares of restricted stock, respectively, based upon its vesting term of the grants. As of June 30, 2025, the unamortized stock compensation expense amounted to $3,872,307, to be expensed upon vesting in future periods through February 2028.

Summary of Stock Options

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Stock options outstanding at December 31, 2024	4,122,830	$4.28
Granted	1,170,000	0.92
Exercised	-	-
Expired or forfeited	(1,166,208)	(4.26)
Stock options outstanding at June 30, 2025	4,126,622	$3.21
Stock options exercisable at June 30, 2025	2,261,900	$3.84

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

During the six months ended June 30, 2025 and 2024, the Company recognized $1,962,000 and $5,706,311 of stock compensation expense relating to vested stock options. As of June 30, 2025, the aggregate amount of unvested compensation related to stock options was approximately $2,340,674 which will be recognized as an expense as the options vest in future periods through February 2028.

The weighted average remaining contractual life of common stock options outstanding at June 30, 2025, was 8.68 years. Based on a fair market value of $1.50 per share on June 30, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was $629,975 at June 30, 2025.

The exercise prices of common stock options outstanding and exercisable at June 30, 2025 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	1,070,000	59,444
$1.05	7,500	7,500
$1.25	24,000	24,000
$1.50	400,000	400,000
$3.35	61,000	61,000
$4.22	2,562,500	1,708,333
$363.17	1,622	1,623
	4,126,622	2,261,900

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$20,900,731	$20,020,502	$43,177,744	$41,542,396
Cost of sales	17,045,106	16,760,007	35,740,483	35,024,625
Gross profit	3,855,625	3,260,495	7,437,261	6,517,771

Operating expenses
Employee compensation and benefits	1,768,705	1,711,341	3,416,003	3,252,524
Stock-based compensation expense	1,607,872	6,226,045	3,410,007	7,525,920
Merchant and bank fees	995,974	882,974	2,111,005	1,802,417
Facility costs	138,606	148,500	309,879	245,879
Consulting and outside provider costs	661,474	734,483	1,412,413	1,702,053
Depreciation of capitalized software costs	161,543	302,738	323,087	681,474
Amortization of intangible assets	557,061	607,917	1,100,979	1,215,834
Other operating expenses	541,914	128,926	1,099,076	517,518
Total operating expenses	6,433,149	10,742,924	13,182,449	16,943,619
Loss from operations	$(2,577,424)	$(7,482,429)	$(5,745,189)	$(10,425,848)

15. Subsequent Events

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

After June 30, 2025, the Company sold 54,219 shares of Common Stock and received proceeds net of expenses of $60,411, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Private Offering

After June 30, 2025, the Company received net proceeds of $500,000 from the sale of 333,334 shares of common stock at $1.50 per share, as part of a private placement.

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

On August 6, 2024, The Nasdaq Stock Market granted our application for listing on the Nasdaq.

On May 29, 2025, we acquired Takeout7, Inc (“Takeout7”). Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeou7 expands our technology offerings to include end-to-end solutions for independent restaurants.

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

Restaurant.com Business to Business Division

We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

●	generate new customers;

●	increase sales at the point of sale;

●	reward points/customer loyalty;

●	convert to paperless billing and auto-bill payment;

●	motivate specific customer behavior such as free home repair estimates and test drives for auto dealers;

●	renew subscriptions and memberships; and

●	address customer service issues.

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

How We Measure Our Business

We use operating metrics to assess the progress of our business and make strategic decisions. Certain of the financial metrics are reported in accordance with GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under GAAP, refer to our discussion under the Non-GAAP Financial Measures section.

Operating Metrics

•	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants.

Our gross billings for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change %	2025	2024	Change %
Gross billings	$36,072,063	$29,287,369	23.2%	$73,091,528	$59,319,954	23.2%

Inflation

Global inflation also increased during 2021 and in 2022. The Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict any future trends in the rate of inflation or other negative economic factors or associated changes in our operating costs and how that may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Going Concern

The Company has a history of reporting net losses. At June 30, 2025, the Company had cash of $3,257,427 available to fund its operations, including expansion plans, and to service its debt, and a negative working capital of $1,710,474.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. Based on the Company’s business model, it is sometimes necessary to determine whether we are acting as a principal or an agent in revenue-generating arrangements.

Deciding whether the Company is a principal or an agent requires significant judgment and analysis. This is particularly true when evaluating factors like responsibility for fulfilling the promise to the customer, inventory risk, and pricing discretion. Changes in the assessment of these indicators could materially impact reported revenue and related metrics. The Company continuously evaluates our judgments and estimates to ensure accurate revenue recognition in accordance with ASC 606.

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Gross revenue (Principal Transactions)	$19,807,049	$19,389,457	$42,038,372	$40,346,020
Net revenue (Agent Transactions)	1,093,682	631,045	2,139,372	1,196,376
Net Sales	$20,900,731	$20,020,502	$43,177,744	$41,452,396

The increase in net revenue recognized as agent increased $462,637, or 73%, during the three months ended June 30, 2025, as compared to the prior year period. For the six months ended June 30, 2025, net revenue recognized as agent increased $942,996, or 79%, as compared to the prior year period. The increase over the previous year was due to the sale of gift cards related to cruise line operators, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Management believes that presenting gross proceeds collected from customers and amounts paid to principals provides useful information to investors about the scale of the Company’s operations in these agency arrangements.

Results of Operations – Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Operating Metrics

Our gross billings for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	Change %
Gross billings	$36,072,063	$29,287,369	23.2%

Gross billings increased 23.2% during the three months ended June 30, 2025, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price

Financial Results

GIFTIFY, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$20,900,731	$20,020,502
Cost of sales	17,045,106	16,760,007
Gross profit	3,855,625	3,260,495

Operating Expenses
Selling, general and administrative expenses	5,714,543	9,832,270
Amortization of capitalized software costs	161,544	302,737
Amortization of intangible assets	557,062	607,917
Total operating expenses	6,433,149	10,742,924

Loss from operations	(2,577,524)	(7,482,429)

Other income (expense):
Interest expense, net	(141,597)	(262,217)
Total other income (expense), net	(141,597)	(262,217)
Net loss before income taxes	(2,719,121)	(7,744,646)
Income tax benefit	129,312	-
Net loss	$(2,589,809)	$(7,744,646)

The following is a discussion of our results of operations.

Net Sales

Net sales for the three months ended June 30, 2025 and 2024, were $20,900,731 and $20,020,502, respectively, an increase of 4.4%. Merchant gift card sales accounted for approximately 98% and 98% of our net sales for the three months ended June 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended June 30, 2025 and 2024, were $17,045,106 and $16,760,007, respectively. Gross profit increased $595,130, or 18.3%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 18.4% and 16.3%, for the three months ended June 30, 2025 and 2024, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

Operating Expenses

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Selling, general and administrative expenses	$5,714,543	$9,832,270
Amortization of capitalized software costs	161,544	302,737
Amortization of intangible assets	557,062	607,917
Operating expenses	$6,433,149	$10,742,924

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

Selling, general and administrative expenses were $5,714,543 for the three months ended June 30, 2025, as compared to $9,832,270 for the three months ended June 30, 2024, a decrease of $4,117,724. The decrease was due to a decrease in stock-based compensation expense of $4,606,671 during the three months ended June 30, 2025, offset by increased payroll and benefit expenses, marketing and advertising costs, as well as other general expenses to support our business and operations.

Amortization of capitalized software costs

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $161,544 during the three months ended June 30, 2025, as compared to $302,737 during the three months ended June 30, 2025.

Amortization of intangible assets

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $557,062 during the three months ended June 30, 2025, as compared to amortization expenses of $607,917 during the three months ended June 30, 2024.

Loss from Operations

For the three months ended June 30, 2025, we incurred a loss from operations of $2,577,524, as compared to a loss from operations of $7,482,429 for the three months ended June 30, 2024. The decrease in loss from operations was due to our increased gross profit being offset by decreased stock-based compensation expense as discussed above.

Other Expenses

For the three months ended June 30, 2025, we incurred interest expense, net of $141,597, as compared to interest expense, net of $261,917 for the three months ended June 30, 2024. The decrease in interest expense was due to our decreased debt balances.

Income Tax Benefit

For the three months ended June 30, 2025, we realized an income tax benefit of $129,312 as compared to an income tax benefit of $0 for the three months ended June 30, 2024.

Net Loss

We realized a net loss of $2,589,809 for the three months ended June 30, 2025, as compared to a net loss of $7,744,646 for the three months ended June 30, 2024. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, and an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Net Loss	$(2,589,809)	$(7,744,646)

Modified EBITDA adjustments:
Income taxes	(129,312)	-
Interest expense, net	141,597	262,217
Amortization of intangible assets	557,062	608,017
Amortization of capitalized software costs	161,544	302,737
Bad debt expense	100,810	-
Stock option and other noncash compensation	1,607,872	6,214,545
Total Modified EBITDA adjustments	2,439,573	7,387,516

Modified EBITDA	$(150,236)	$(357,130)

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

Results of Operations – Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Operating Metrics

Our gross billings for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Change %
Gross billings	$73,091,528	$59,319,954	23.2%

Gross billings increased 23.2% during the six months ended June 30, 2025, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price.

Financial Results

GIFTIFY, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$43,177,744	$41,542,396
Cost of sales	35,740,483	35,024,625
Gross profit	7,437,261	6,517,771

Operating Expenses
Selling, general and administrative expenses	11,758,384	15,046,311
Amortization of capitalized software costs	323,087	681,474
Amortization of intangible assets	1,100,979	1,215,834
Total operating expenses	13,182,450	16,943,619

Loss from operations	(5,745,189)	(10,425,848)

Other income (expense):
Interest expense	(351,168)	(509,518)
Total other income (expense), net	(351,168)	(509,518)
Net loss before income taxes	(6,096,357)	(10,935,366)
Income tax (expense) benefit	289,216	-
Net loss	$(5,807,141)	$(10,935,366)

The following is a discussion of our results of operations.

Net Sales

Net sales for the six months ended June 30, 2025 and 2024, were $43,177,744 and $41,542,502, respectively, an increase of 3.9%. Merchant gift card sales accounted for approximately 98% and 98% of our net sales for the six months ended June 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the six months ended June 30, 2025 and 2024, were $35,740,483 and $35,024,625, respectively. Gross profit increased $919,490, or 14.1%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 17.2% and 15.7%, for the six months ended June 30, 2025 and 2024, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

Operating Expenses

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Selling, general and administrative expenses	$11,758,384	$15,046,311
Amortization of capitalized software costs	323,087	681,474
Amortization of intangible assets	1,100,979	1,215,834
Operating expenses	$13,182,450	$16,943,619

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

Selling, general and administrative expenses were $11,758,384 for the six months ended June 30, 2025, as compared to $15,046,311 for the six months ended June 30, 2024, a decrease of $3,287,927. The decrease was due to a reduction in stock-based compensation expense of $4,103,413 during the six months ended June 30, 2025, offset by increased payroll and benefits expenses, marketing and advertising costs, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $323,087 during the six months ended June 30, 2025, as compared to $681,474 during the six months ended June 30, 2024.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,100,979 during the six months ended June 30, 2025, as compared to amortization expenses of $1,215,834 during the six months ended June 30, 2025.

Loss from Operations

For the six months ended June 30, 2025, we incurred a loss from operations of $5,745,189, as compared to a loss from operations of $10,425,848 for the six months ended June 30, 2024. The decrease in loss from operations was due to our increased gross profit offset by decreased stock-based compensation expense as discussed above.

Other Expenses

For the six months ended June 30, 2025, we incurred interest expense, net of $351,168, as compared to interest expense, net of $509,518 for the six months ended June 30, 2024. The decrease in interest expense was due to our decreased debt balances.

Income Tax Benefit

For the six months ended June 30, 2025, we realized an income tax benefit of $286,216 as compared to an income tax benefit of $0 for the six months ended June 30, 2024.

Net Loss

We realized a net loss of $5,807,141 for the six months ended June 30, 2025, as compared to a net loss of $10,935,366 for the six months ended June 30, 2024. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2025 and 2024 (unaudited):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net Loss	$(5,807,141)	$(10,935,366)

Modified EBITDA adjustments:
Income taxes	(289,216)	-
Interest expense, net	351,167	509,518
Amortization of intangible assets	1,100,979	1,215,834
Amortization of capitalized software costs	323,087	681,474
Loss on fair value of stock issued on vendor settlement	33,750	-
Bad debt expense	100,810	-
Stock option and other noncash compensation	3,410,007	7,513,421
Total Modified EBITDA adjustments	5,030,584	9,920,247

Modified EBITDA	$(776,557)	$(1,015,119)

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

We have a history of reporting net losses. At June 30, 2025, we had cash of $3,257,427 available to fund our operations, including expansion plans, and to service our debt, and a negative working capital of $1,710,474. We anticipate our cash balance will last until December 2025. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Net cash provided by (used in) operating activities	$289,951	$(3,074,200)
Net cash provided by (used in) investing activities	109,543	(449,646)
Net cash provided (used in) by financing activities	(1,443,909)	3,354,563
Net increase (decrease) in cash and cash equivalents	$(1,044,415)	$(169,283)

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

Cash provided by operating activities for the six months ended June 30, 2025 was $289,951 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the six months ended June 30, 2024 was approximately $3,074,200 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

Cash used provided by investing activities for the six months ended June 30, 2025 was $109,543, which was from cash received on an acquisition.

Cash used for investing activities for the six months ended June 30, 2024 was $449,646, which was for capital expenditures for software development costs.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $1,443,909, which was from proceeds of $2,486,202 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $2,089,183, and repayment of our notes payable of $2,825,928.

Cash provided by financing activities for the six months ended June 30, 2024 was $3,354,563, which was from proceeds of $2,921,500 on the sale of common stock, proceeds from our line of credit balance of $933,063, offset by the payment of $500,000 on our acquisition obligation.

Secured Revolving Line of Credit

In November 2020, CardCash entered into an amended and restated promissory note for a revolving line of credit with availability of up to $10,000,000. The revolving line of credit is payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal Prime Rate plus 3.00%, limited to a floor of 6.5%. At June 30, 2025 and December 31, 2024, the average interest rate was 12% and 12%, respectively. As of June 30, 2025, the Company complied with customary debt covenants. At June 30, 2025, the line of credit requires a deposit of $1,000,000, which is included as restricted cash in cash and cash equivalents.

Convertible Promissory Notes

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At June 30, 2025, the principal balance of $20,000, and accrued interest of $24,637, are convertible at $1.50 per share into 29,758 shares of the Company’s common stock.

Notes Payable

Real World Digital Assets

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The Note has an origination fee and expenses of $15,000, which were recorded as a debt discount and are being amortized over the term of the Note and may be prepaid without penalty. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit owed by the Company to Pathward National Association (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9). As of June 30, 2025, the notes payable had a principal balance outstanding of $1,000,000, a debt discount balance of $8,571, and accrued interest payable of $41,589.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558. As of June 30, 2025, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $4,899.

Off-Balance Sheet Arrangements

At June 30, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GIFTIFY, INC.

Date: August 13, 2025	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

