Form 10-Q
period 2025-09-30
GIFTIFY, INC.
filed 2025-11-10
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

60172

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 30,963,913 shares of common stock outstanding as of November 4, 2025.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Reform Act). Statements that constitute forward-looking statements within the meaning of the Reform Act are generally identified through the inclusion of words such as “aim,” “anticipate,” “believe,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “position,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Reform Act. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. These risks and uncertainties include, but are not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”) as updated by “Part II, Item 1A” of this report, which should be considered when evaluating our trends and future results. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. The discussion of risks in this report is by no means all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our future performance.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,000,000 and $1,258,826 at September 30, 2025 and December 31, 2024)	$4,021,227	$4,301,842
Accounts receivable	122,697	164,700
Inventories	2,798,063	4,116,180
Prepaid expenses and other current assets	274,720	63,210
Total current assets	7,216,707	8,645,932

Property and equipment, net	606,152	1,089,984
Operating lease right of use asset, net	1,170,174	1,406,242
Deposits	68,189	65,556
Intangible assets, net	3,073,167	4,268,332
Goodwill	20,007,670	20,007,670
Total assets	$32,142,059	$35,483,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,909,145	$1,966,616
Accrued expenses	1,708,012	1,768,607
Customer deposits	1,612	95,000
Deferred revenue	123,583	77,051
Secured revolving line of credit	2,693,735	3,805,080
Convertible promissory notes	45,387	43,137
Secured notes payable — related party, net of debt discount of $0 and $4,000, at September 30, 2025 and December 31, 2024, respectively	-	2,060,274
Notes payable, current portion, net of debt discount of $4,283 and $0, at September 30, 2025 and December 31, 2024, respectively	1,925,315	1,717,632
Operating lease liability, current portion	347,912	316,612
Total current liabilities	8,754,701	11,850,009

Notes payable, net of current portion	659,367	615,000
Deferred income taxes	682,426	1,123,000
Operating lease liability, net of current portion	868,433	1,133,371
Total liabilities	10,964,927	14,721,380

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 30,710,580 and 27,021,423 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	30,711	27,015
Additional paid-in-capital	117,334,768	108,679,065
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(96,539,190)	(88,294,587)
Total stockholders’ equity	21,177,132	20,762,336

Total liabilities and stockholders’ equity	$32,142,059	$35,483,716

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$18,783,908	$23,210,850	$61,961,652	$64,753,246
Cost of sales	15,036,367	20,220,237	50,776,850	55,244,862
Gross profit	3,747,541	2,990,613	11,184,802	9,508,384

Operating expenses
Selling, general and administrative expenses	5,489,115	5,908,603	17,247,499	20,954,914
Amortization of capitalized software costs	160,745	254,292	483,832	935,766
Amortization of intangible assets	585,349	607,917	1,686,328	1,823,751
Total operating expenses	6,235,209	6,770,812	19,417,659	23,714,431

Loss from operations	(2,487,668)	(3,780,199)	(8,232,857)	(14,206,047)

Other income (expenses)
Interest income	1,811	-	3,588	5,223
Interest expense	(135,005)	(280,953)	(487,950)	(795,694)
Other income	38,540	-	38,540
Total other income (expenses)	(94,654)	(280,953)	(445,822)	(790,471)

Net loss before income taxes	(2,582,322)	(4,061,152)	(8,678,679)	(14,996,518)
Income tax benefit	144,860	-	434,076	-
Net loss	$(2,437,462)	$(4,061,152)	$(8,244,603)	$(14,996,518)

Net loss per share – basic and diluted	$(0.08)	$(0.16)	$(0.28)	$(0.59)

Weighted average common shares outstanding – basic and diluted	30,402,871	25,964,213	29,446,269	25,574,719

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

Fair value of vested options	-	-	-	-	881,690		881,690

Fair value of vested restricted stock	72,915	72	-	-	495,637		495,709

Fair value of common stock issued for services	87,500	87	-	-	95,579		95,666

Issuance of common stock for cash under at-the-market sale agreement, net	54,219	56	-	-	60,319		60,375

Issuance of common stock for cash under private placement	341,334	341	-	-	511,659		512,000

Net loss	-	-	-	-	-	(2,437,462)	(2,437,462)

Balance, September 30, 2025 (Unaudited)	30,710,580	$30,711	350,843	$350,843	$117,334,768	$(96,539,190)	$21,177,132

For the Nine Months Ended September 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	2,843,690		2,843,690

Fair value of vested restricted stock	412,497	412	-	-	1,559,215		1,559,627

Fair value of common stock issued for services	333,332	333	-	-	479,421		479,754

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	1,023,133	1,031	-	-	1,443,047		1,444,078

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Issuance of common stock for cash under private placement	508,001	508	-	-	761,492		762,000

Net loss	-	-	-	-	-	(8,244,603)	(8,244,603)

Balance, September 30, 2025 (Unaudited)	30,710,580	$30,711	350,843	$350,843	$117,334,768	$(96,539,190)	$21,177,132

For the Three Months Ended September 30, 2024

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	25,912,263	$25,906	350,843	$350,843	$103,841,872	$(80,397,873)	$23,820,748

Fair value of vested options	-	-	-	-	1,168,292		1,168,292

Fair value of vested restricted stock units	-	-	-	-	234,029		234,029

Fair value of common stock issued for employment agreements	-	-			312,500		312,500

Issuance of common stock for services	150,000	150			533,850		534,000

Issuance of common stock for cash	72,500	73	-	-	132,500		132,573

Net loss	-	-	-	-	-	(4,061,152)	(4,061,152)
Balance, September 30, 2024 (Unaudited)	26,134,763	$26,129	350,843	$350,843	$106,223,043	$(84,459,025)	$22,140,990

For the Nine Months Ended September 30, 2024

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	6,874,603		6,874,603

Fair value of vested restricted stock units	175,000	175	-	-	1,198,463		1,198,638

Fair value of common stock issued for employment agreements	66,666	67	-	-	937,433		937,500

Issuance of common stock for services	200,000	200	-	-	751,300		751,500

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash, net	1,539,500	1,540	-	-	3,052,533		3,054,073

Net loss	-	-	-	-	-	(14,996,518)	(14,996,518)
Balance, September 30, 2024 (Unaudited)	26,134,763	$26,129	350,843	$350,843	$106,223,043	$(84,459,025)	$22,140,990

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,244,603)	$(14,996,518)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	2,843,690	6,874,603
Fair value of vested restricted common stock	1,559,627	2,136,138
Fair value of common stock issued for services	479,755	751,500
Loss on fair value of common stock issued for settlement of vendor	33,750	-
Depreciation of capitalized software costs	483,832	935,766
Amortization of intangible assets	1,686,328	1,823,751
Amortization of debt discount	14,717	1,700
Accrued interest	20,632	54,802
Changes in operating assets and liabilities:
Accounts receivable	101,117	(16,955)
Inventories	1,318,117	(243,223)
Prepaid expenses and other current assets	(211,510)	62,557
Right of use assets	236,067	228,982
Accounts payable	17,029	(223,416)
Accrued expenses	(113,548)	220,367
Customer deposits	(93,388)	-
Deferred revenue	46,532	(258,593)
Deferred taxes	(440,574)	-
Operating lease liability	(233,637)	(209,829)
Net cash used in operating activities	(496,067)	(2,858,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on acquisition	109,543	-
Capital expenditures	-	(674,646)
Net cash provided by (used in) investing activities	109,543	(674,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	96,816,921	76,769,125
Repayment of line of credit	(97,928,266)	(79,272,361)
Proceeds from note payable	985,000	-
Repayment of notes payable	(826,323)	-
Proceeds from notes payable – related party	-	1,978,000
Repayment of notes payable – related party	(2,000,000)	-
Proceeds from sale of common stock, net of expenses, under at-the-market sale agreement	1,444,077	-
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	374,500	-
Proceeds from public offering of common stock	478,000	-
Proceeds from private offering of common stock	762,000	-
Repayment of acquisition obligation	-	(500,000)
Proceeds from private placement of common stock	-	3,054,073
Net cash provided by financing activities	105,909	2,028,837

Net decrease in cash and cash equivalents	(280,615)	(1,504,177)
Cash and cash equivalents beginning of period	4,301,842	5,682,372
Cash and cash equivalents end of period	$4,021,227	$4,178,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$431,818	$704,961
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition	$609,000	$-
Common shares issued for trade accounts payable	$108,750	$-
Accounts receivable from acquisition	$59,114	$-
Deposits from acquisition	$2,633	$-
Accounts payable from acquisition	$500	$-
Accrued expenses from acquisition	$52,953	$-
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,395,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

It is necessary to determine whether the Company is acting as a principal or an agent in revenue-generating arrangements.

Principal vs. Agent Considerations

●	Principal: As a principal in a transaction, the Company controls the specified good or service before transferring it to the customer. This means the Company is primarily responsible for fulfilling the obligation directly to the customer, has inventory risk, including risk of fraud/invalid card (if applicable), and has discretion in establishing the price. In such cases, revenue is recognized on a gross basis. This means recording the total amount of consideration received from the customer as revenue, with a corresponding cost for any amounts paid to other parties involved in providing the goods or services.
●	Agent: As an agent, the Company does not control discounted gift cards, and its role is to arrange for its distributors to deliver discounted gift cards to our customers. In these instances, revenue is recognized on a net basis. This reflects only the fee or commission the company retains from the transaction.

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, where the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale, revenue is recognized on a gross basis because the Company acts as principal and takes control of gift cards and carries the inventory risk before reselling them. This differs from arrangements when the Company’s role is solely to act as an agent by arranging for our supplier to deliver discounted gift cards directly to our customer. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. Agent transactions represent approximately 7% and 2% of net sales for the three months ended September 30, 2025 and 2024, respectively, and 6% and 3% of net sales for the nine months ended September 30, 2025 and 2024, respectively.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three and nine months ended September 30, 2025 and 2024:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended September 30, 2025
Business to consumer (B2C)	$8,701,592	$64,559	$23,756	$8,789,907
Business to business (B2B)	9,435,088	558,913	-	9,994,001
Total	$18,136,680	$623,472	$23,756	$18,783,908

Three Months Ended September 30, 2024
Business to consumer (B2C)	$10,884,320	$100,342	$25,900	$11,010,562
Business to business (B2B)	11,800,987	399,301	-	12,200,288
Total	$22,685,307	$499,643	$25,900	$23,210,850

Nine Months Ended September 30, 2025
Business to consumer (B2C)	$28,946,961	$214,400	$94,734	$29,256,095
Business to business (B2B)	31,359,206	1,346,351	-	32,705,557
Total	$60,306,167	$1,560,751	$94,734	$61,961,652

Nine Months Ended September 30, 2024
Business to consumer (B2C)	$30,364,109	$342,435	$55,887	$30,762,431
Business to business (B2B)	32,907,778	1,083,037	-	33,990,815
Total	$63,271,887	$1,425,472	$55,887	$64,753,246

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill that arose from acquisition of CardCash (see Note 3) was $20,007,670. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of September 30, 2025.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of September 30, 2025.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $788,036 and $637,203 for the nine months ended September 30, 2025 and 2024, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At September 30, 2025 and 2024, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2025	September 30, 2024

Convertible notes payable	30,258	28,258
Common stock issuable	350,843	350,843
Common stock options	4,047,222	4,123,282
Total	4,428,323	4,502,383

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended September 30, 2025 and 2024, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

The carrying value of the Company’s financial instruments (consisting of cash and cash equivalents, accounts receivables, prepaid expense and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities) are considered to be representative of their respective fair values due to the short-term nature of those instruments.

Concentrations

Net sales and gross profit. During the three months ended September 30, 2025, the Company had two merchants’ gift cards that accounted for 18% and 10% of net sales, respectively, and approximately 24% and 4% of gross profit, respectively. During the three months ended September 30, 2024, no merchant’s gift cards accounted for more than 10% of net sales or gross profit. During the nine months ended September 30, 2025, the Company sold one merchant’s gift cards that accounted for 11% of net sales and 21% of gross profit. During the nine months ended September 30, 2024, the Company sold one merchant’s gift cards that accounted for 11% of net sales and approximately 7% of gross profit. No other sale of merchant gift cards exceeded 10% of net sales or gross profit in either period.

Purchases from vendors. During the nine months ended September 30, 2025, the Company’s three largest vendors accounted for approximately 24%, 18% and 11% of all purchases. During the nine months ended September 30, 2024, the Company’s largest vendor accounted for approximately 18% of all purchases.  No other vendor exceeded 10% of all purchases in either period.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. Merchant receipts (i.e., credit card processors) amounting to $726,965, that were previously presented as a component of accounts receivable at December 31, 2024, have been reclassified as a component of cash and cash equivalents to conform to current year presentation. This reclassification did not affect the reported results of operations. For the nine months ended September 30, 2024, the cash flows used in operating activities in the condensed consolidated statements of cash flows were restated to $2,858,368 from $2,362,948, and cash and cash equivalents at the end of the period were restated to $4,178,195 from $3,090,980.

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

3. Acquisitions

CardCash, Inc.

On December 29, 2023, the Company completed the acquisition of CardCash for $26,682,000, made up of the issuance of 6,108,007 shares of the Company’s common stock valued at $24,432,000, the issuance of a note payable for $1,500,000, and payment of $750,000 in cash.

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

The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of CardCash on the date of acquisition:

Fair Value

Fair value of consideration:
Cash	$750,000
Notes payable (see Note 10)	1,500,000
Common stock (6,108,007 shares of common stock at $4.00 per share)	24,432,000
Total purchase price	$26,682,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$2,061,265
Accounts receivable	1,582,634
Inventories	4,152,273
Prepaids, deposits, and other	220,385
Property and equipment, net	2,563,312
Accounts payable and accrued liabilities	(2,068,154)
Line of credit	(6,737,385)
Deferred tax liability	(1,800,000)
Net tangible assets	(25,670)

Intangible assets:
Developed technology	2,600,000
Trade name	2,400,000
Customer relationships	1,700,000
Net identifiable intangible assets	6,700,000
Goodwill	20,007,670
Fair value of net asset acquired	$26,682,000

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

As of September 30, 2025, management has not yet finalized its valuation analysis. In accordance with ASC 805, the Company made an initial provisional allocation of the purchase price for Takeout7 based on the fair value of the assets acquired and liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets.

The following table summarizes the provisional allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Takeout7 on the date of acquisition:

Fair Value (provisional)

Fair value of consideration:
Common stock (350,000 shares of common stock at $1.74 per share)	$609,000
Total purchase price	$609,000

Provisional allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$109,543
Accounts receivable	59,114
Deposits	2,633
Accounts payable and accrued liabilities	(53,453)
Net tangible assets	117,837

Intangible assets:
Developed technology (provisional)	245,581
Customer relationships (provisional)	245,582
Intangible assets (provisional)	491,163
Goodwill	-
Fair value of net asset acquired	$609,000

No unaudited pro forma statements of operations are being presented as the historical results of Takeout7 are insignificant when compared to the Company’s historical results.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(1,957,160)	(1,473,328)
Property and equipment, net	$606,152	$1,089,984

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $483,832 and $935,766, respectively.

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Goodwill	$20,007,670	$20,007,670

	September 30, 2025	December 31, 2024
Intangible Assets
Customer relationships	$1,945,581	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	2,845,582	2,600,000
Intangible assets, gross	7,191,163	6,700,000
Accumulated amortization	(4,117,996)	(2,431,668)
Intangible assets, net	$3,073,167	$4,268,332

On December 29, 2023, in relation to the acquisition of CardCash (see Note 3), the Company recorded goodwill of $20,007,670.

On December 29, 2023, in relation to the acquisition of CardCash (see Note 3), the Company recorded intangible assets of $6,700,000. At December 31, 2024, the unamortized intangible asset balance was $4,268,332. During the nine months ended September 30, 2025, the Company recorded an additional $491,163 of intangible assets related to its acquisition of Takeout7 (see Note 3), and recorded an amortization expense of $1,686,328, leaving a remaining unamortized intangible asset balance of $3,073,167 at September 30, 2025.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Amortization expense on intangible assets was as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Amortization expense	$1,686,328	$1,823,751

Estimated amortization expense for the Company is as follows:

2025 (Remainder)	$557,840
2026	2,291,888
2027	157,722
2028	65,717
$3,073,167

6. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,449,983 as of December 31, 2024. During the nine months ended September 30, 2025, the Company made payments of $233,637 against its operating lease liability, resulting in a lease liability of $1,216,345 as of September 30, 2025, of which the current portion of lease liability was $347,912, and a long-term lease liabilities balance of $868,433.

During the nine months ended September 30, 2025 and 2024, lease costs totaled approximately $345,853 and $362,659, respectively and was recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2025, the weighted average remaining lease terms for operating lease is 3.34 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of September 30, 2025:

As of September 30, 2025

2025 (remaining)	$107,441
2026	438,374
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,394,350
Less: Imputed interest	(178,005)
Total operating lease liability	$1,216,345

7. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Line of credit	$2,693,735	$3,805,080

In November 2020, CardCash entered into an Amended and Restated Promissory Note (the “November 2020 Note”) for a revolving line of credit of up to $10,000,000, payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal (“WSJ”) prime rate plus 3%, limited to a floor of 6.5%. At September 30, 2025 and December 31, 2024, the average interest rate was 10.5% and 12%, respectively. As of September 30, 2025, the Company complied with customary debt covenants. At September 30, 2025 and December 31, 2024, there was $0 and $3,805,080 outstanding under the November 2020 Note.

On April 23, 2025, CardCash entered into the Second Amended and Restated Promissory Note (the “Amended Note”) with Pathward, National Association (“Pathward”) in the principal amount of $7,000,000. The Amended Note amends and restates the November 2020 Note (see above). The Amended Note does not constitute a novation or extinguishment of the November 2020 Note and it is still outstanding.

Interest on the Amended Note is based on the WSJ prime rate plus 3%, with a floor of 6.5%. The Note is collateralized by a blanket lien on the assets of CardCash. Advances under the Note may be measured against a percentage of eligible accounts and eligible inventory as defined. The amount advanced as a loan under the Note may not exceed an amount which is the lesser of: (i) $7,000,000 and the sum of (a) 100% of Eligible Credit Card Receivables (as defined), plus 100% of the Product Costs for Eligible Inventory (as defined), provided however, that the Product Costs for Eligible Inventory consisting of Prepaid Inventory shall not exceed $750,000. In addition, if CardCash terminates the Note prior to December 31, 2025, it must pay an Exit Fee of 0.50% of $7,000,000, together with all unpaid Loan Fees and Maintenance Fees due under the Agreement. The Amended Note decreased the required minimum cash collateral balance from $1,250,000 to $1,000,000.

At September 30, 2025 and December 31, 2024, the Amended Note requires a deposit of $1,000,000 and $1,258,826, respectively, which is included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the average interest rate was 10.5% and 12%, respectively. As of September 30, 2025, the Company complied with customary debt covenants. At September 30, 2025 and December 31, 2024, there was $2,693,735 and $0 outstanding under the November 2020 Note.

8. Convertible Promissory Notes

Convertible promissory notes consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Convertible promissory note	$20,000	20,000
Accrued interest	25,387	23,137
Total principal and accrued interest (all current)	$45,387	$43,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000, and accrued interest of $23,137, are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At September 30, 2025, the principal balance of $20,000, and accrued interest of $25,387, are convertible at $1.50 per share into 30,258 shares of the Company’s common stock.

9. Secured Notes Payable – Related Party

Secured notes payable to a related party consists of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Secured note payable – related party	$-	$2,000,000
Less debt discount	-	(4,000)
Total principal balance	-	1,996,000
Accrued interest	-	64,274
Total principal and accrued interest	-	2,060,274
Less current portion	-	(2,060,274)
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000 bearing annual interest of 11.5% that has a maturity date of January 20, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $4,000, and accrued interest payable of $64,274. During the nine months ended September 30, 2025, the Company paid the Note and accrued interest in full, and the Note was retired. The Note was collateralized by a blanket lien on the assets of the Company subordinated only to the line of credit (see Note 7). Spars Capital is owned by a family trust affiliated with Elliot Bohm, the President of CardCash, and a member of the Board of Directors of the Company.

10. Notes Payable

Notes payable consist of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
CardCash acquisition notes payable	$750,000	$1,500,000
Real Word Digital Assets note payable	1,000,000	-
GameIQ acquisition note payable	-	75,928
Economic Injury Disaster Loans (EIDL) note payable	664,104	664,500
Less debt discount	(4,283)	-
Total principal balance	2,409,821	2,240,428
Accrued interest	174,861	92,204
Total principal and accrued interest	2,584,682	2,332,632
Less current portion	(1,925,315)	(1,717,632)
Non-current portion	$659,367	$615,000

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 3). $750,000 is payable on December 29, 2024, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000. During the nine months ended September 30, 2025, the Company made principal payments of $750,000, leaving on September 30, 2025, an aggregate principal balance outstanding of $750,000 and accrued interest payable of $103,125.

Real World Digital Assets Note Payable

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000 bearing annual interest of 11.5% that has a maturity date of December 31, 2025. The Note has an origination fee and expenses of $15,000, which were recorded as a debt discount and are being amortized over the term of the Note and may be prepaid without penalty. The note is collateralized by a blanket lien on the assets of Giftify under the terms of a security agreement and is subordinated only to the line of credit to Pathward (see Note 7). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 9). As of September 30, 2025, the notes payable had a principal balance outstanding of $1,000,000, a debt discount balance of $4,283, and accrued interest payable of $70,575.

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

As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646. During the nine months ended September 30, 2025, the Company paid the Notes and accrued interest in full, and the Note was retired.

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558. As of September 30, 2025, the note payable had a principal balance outstanding of $664,104 and accrued interest payable of $1,160.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, the Company had 30,710,580 shares and 27,021,423 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

Nine Months Ended September 30, 2025

Common Shares Issued on Vesting of Restricted Stock

During the nine months ended September 30, 2025, the Company issued 412,497 shares on vesting of restricted common stock to its employees and executives.

Common Stock Issued for Services

During the nine months ended September 30, 2025, the Company issued 333,332 shares of common stock with a fair value of $479,754, or $1.44 per share, for service rendered.

Issuance of Common Stock for Settlement of Vendor Balance

During the nine months ended September 30, 2025, the Company issued 75,000 shares of common stock with a fair value of $108,750, or $1.45 per share, to settle a trade vendor balance of $75,000. The excess of the fair value of the common stock issued over the trade vendor balance was $33,750, which was recorded as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the nine months ended September 30, 2025, the Company sold 1,023,133 shares of Common Stock and received proceeds, net of expenses, of $1,444,078, or an average of $1.41 per share, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Acquisition

During the nine months ended September 30, 2025, the Company issued 350,000 shares of common stock with a fair value of $609,000, or $1.74 per share, for an acquisition (see Note 3).

Issuance of Common Stock on Stock Purchase Agreement

On December 16, 2024, the Company entered into a Strata Purchase Agreement (“SPA”) and a Securities Purchase Agreement with ClearThink Capital Partners, LLC (ClearThink Capital”). Under the terms of the SPA, ClearThink Capital agreed to purchase up to $10 million of Giftify’s shares of common stock based on a series of request notices, as defined, and will receive financing in an amount equal to 99% of the average of the closing prices of Giftify’s shares of common stock, as defined. No purchase of Company shares of common stock will be made by ClearThink if its beneficial ownership of Giftify common stock exceeds 9.99% of the issued and outstanding shares of Giftify common stock.

During the nine months ended September 30, 2025, the Company received net proceeds of $374,500 from ClearThink Capital, which purchased 387,194 shares of the Company’s common stock.

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

Issuance of Common Stock on Private Offering

During the nine months ended September 30, 2025, the Company received net proceeds of $762,000 from the sale of 508,001 shares of common stock at $1.50 per share, as part of a private placement.

Common Stock Issuable

At September 30, 2025, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Nine Months Ended September 30, 2024

Common Shares Issued on Vesting of Restricted Stock

During the nine months ended September 30, 2024, the Company issued 241,666 shares on vesting of restricted common stock to its employees and executive.

Issuance of Common Stock for Services

During the nine months ended September 30, 2024, the Company issued 50,000 shares of common stock with a fair value of $217,500, or $4.35 per share, to a consultant for services rendered.

Issuance of Private Placement of Common Stock

During the nine months ended September 30, 2024, the Company received net proceeds of $2,921,500 from the sale of 1,467,000 shares of common stock at $2.00 per share, as part of a private placement.

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

12. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2025:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	1,320,834	-	$4,531,224	$3.43
Granted	450,000	-	405,000	0.90
Vested	(412,497)	412,497	-	-
Forfeited	-			-
Issued	-	(412,497)	(1,559,626)	-
Balance, September 30, 2025	1,358,337	-	$3,376,598	$2.49

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to two other officers with an aggregate fair value of $405,000 or $0.90 per share. The restricted stock grant vest monthly over a 36-month period.

During the nine months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $1,559,627 and $1,589,609 and issued 412,501 and 241,666 shares of restricted stock, respectively, based upon its vesting term of the grants. As of September 30, 2025, the unamortized stock compensation expense amounted to $3,376,598, to be expensed upon vesting in future periods through February 2028.

Summary of Stock Options

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Stock options outstanding at December 31, 2024	4,122,830	$4.28
Granted	1,170,000	0.92
Exercised	-	-
Expired or forfeited	(1,245,608)	(4.52)
Stock options outstanding at September 30, 2025	4,047,222	$3.11
Stock options exercisable at September 30, 2025	2,438,611	$3.39

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

During the nine months ended September 30, 2025 and 2024, the Company recognized $2,843,690 and $6,574,603 of stock compensation expense relating to vested stock options. As of September 30, 2025, the aggregate amount of unvested compensation related to stock options was approximately $1,934,542 which will be recognized as an expense as the options vest in future periods through February 2028.

The weighted average remaining contractual life of common stock options outstanding at September 30, 2025, was 8.67 years. Based on a fair market value of $1.06 per share on September 30, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was $138,986 at September 30, 2025.

The exercise prices of common stock options outstanding and exercisable at September 30, 2025 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	992,222	237,778
$1.05	7,500	7,500
$1.25	24,000	24,000
$1.50	400,000	400,000
$3.35	61,000	61,000
$4.22	2,562,500	1,708,333
	4,047,222	2,438,611

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$18,783,908	$23,210,850	$61,961,652	$64,753,246
Cost of sales	15,036,367	20,220,237	50,776,850	55,244,862
Gross profit	3,747,541	2,990,613	11,184,802	9,508,384

Operating expenses
Employee compensation and benefits	1,619,089	1,314,088	5,035,093	4,566,612
Stock-based compensation expense	1,473,065	2,236,394	4,883,072	9,762,314
Merchant and bank fees	1,005,555	966,331	3,116,560	2,768,748
Facility costs	159,953	198,807	469,832	444,686
Consulting and outside provider costs	770,342	649,334	2,182,755	2,351,387
Depreciation of capitalized software costs	161,543	254,292	483,832	935,766
Amortization of intangible assets	585,349	607,917	1,686,328	1,823,751
Other operating expenses	460,313	543,649	1,560,187	1,061,167
Total operating expenses	6,235,209	6,770,812	19,417,659	23,714,431
Loss from operations	$(2,487,668)	$(3,780,199)	$(8,232,857)	$(14,206,047)

15. Subsequent Events

After September 30, 2025, the Company sold 253,333 shares of Common Stock and received proceeds net of expenses of $283,964, utilizing its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

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

Operating Metrics

●	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants.

A reconciliation of our net sales (as reported) to our gross billings for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change %	2025	2024	Change %
Net sales (as reported)	$18,783,908	$23,210,850	-19.1%	$61,961,952	$64,753,246	-4.3%
Company costs of Agent Transactions (see discussion below)	20,302,632	7,130,276	184.7%	49,216,416	25,042,449	96.5%
Gross billings	$39,086,540	$30,341,126	28.8%	$111,178,068	$89,795,695	23.8%

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

Going Concern

The Company has a history of reporting net losses. At September 30, 2025, the Company had cash of $4,021,227 available to fund its operations, including expansion plans, and to service its debt, and a negative working capital of $1,537,994.

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

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Gross revenue (Principal Transactions)	$17,452,759	$22,752,858	$58,491,130	$63,098,877
Net revenue (Agent Transactions)	1,331,149	457,992	3,470,522	1,654,369
Net Sales	$18,783,908	$23,210,850	$61,961,652	$64,753,246

The increase in net revenue recognized as agent increased $873,157, or 191%, during the three months ended September 30, 2025, as compared to the prior year period. For the nine months ended September 30, 2025, net revenue recognized as agent increased $1,816,153, or 110%, as compared to the prior year period. The increase over the previous year was due to the sale of gift cards related to cruise line operators, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Results of Operations – Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Operating Metrics

Our gross billings for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change %
Gross billings	$39,086,540	$30,341,126	28.8%

Gross billings increased 28.8% during the three months ended September 30, 2025, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which reflect only the fee and commission we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$18,783,908	$23,210,850
Cost of sales	15,036,367	20,220,237
Gross profit	3,747,541	2,990,613

Operating Expenses
Selling, general and administrative expenses	5,489,115	5,908,603
Amortization of capitalized software costs	160,745	254,292
Amortization of intangible assets	585,349	607,917
Total operating expenses	6,235,209	6,770,812

Loss from operations	(2,487,668)	(3,780,199)

Other income (expense):
Interest expense, net	(133,194)	(280,953)
Other income	38,540	-
Total other income (expense), net	(94,654)	(280,953)
Net loss before income taxes	(2,582,322)	(4,061,152)
Income tax benefit	144,860	-
Net loss	$(2,437,462)	$(4,061,152)

The following is a discussion of our results of operations.

Net Sales

Net sales for the three months ended September 30, 2025 and 2024, were $18,783,908 and $23,210,850, respectively, a decrease of 19.1%. The decrease in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 97% and 98% of our net sales for the three months ended September 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended September 30, 2025 and 2024, were $15,036,367 and $20,220,237, respectively. Gross profit increased $756,928, or 25.3%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 20.0% and 12.9%, for the three months ended September 30, 2025 and 2024, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

Operating Expenses

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Selling, general and administrative expenses	$5,489,115	$5,908,603
Amortization of capitalized software costs	160,745	254,292
Amortization of intangible assets	585,349	607,917
Operating expenses	$6,235,209	$6,770,812

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

Selling, general and administrative expenses were $5,489,115 for the three months ended September 30, 2025, as compared to $5,908,603 for the three months ended September 30, 2024, a decrease of $419,488. The decrease was due to a decrease in stock-based compensation expense of $775,756 during the three months ended September 30, 2025, offset by increased payroll and benefit expenses, marketing and advertising costs, as well as other general expenses to support our business and operations.

Amortization of capitalized software costs

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $160,745 during the three months ended September 30, 2025, as compared to $254,292 during the three months ended September 30, 2025.

Amortization of intangible assets

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $585,349 during the three months ended September 30, 2025, as compared to amortization expenses of $607,917 during the three months ended September 30, 2024.

Loss from Operations

For the three months ended September 30, 2025, we incurred a loss from operations of $2,487,668, as compared to a loss from operations of $3,780,199 for the three months ended September 30, 2024. The decrease in loss from operations was due to our increased gross profit being offset by decreased stock-based compensation expense as discussed above.

Other Expenses, Net

For the three months ended September 30, 2025, we incurred interest expense, net of $133,194, as compared to interest expense, net of $280,953 for the three months ended September 30, 2024. The decrease in interest expense was due to our decreased debt balances. We also recorded additional income of $38,540 for the three months ended September 30, 2025, which did not occur in the prior year period.

Income Tax Benefit

For the three months ended September 30, 2025, we realized an income tax benefit of $144,860 as compared to an income tax benefit of $0 for the three months ended September 30, 2024.

Net Loss

We realized a net loss of $2,437,462 for the three months ended September 30, 2025, as compared to a net loss of $4,061,152 for the three months ended September 30, 2024. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, and an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net Loss	$(2,437,462)	$(4,061,152)

Modified EBITDA adjustments:
Income taxes	(144,860)	-
Interest expense, net	133,195	280,953
Other income	(38,540)	-
Amortization of intangible assets	585,349	607,917
Amortization of capitalized software costs	160,745	254,292
Stock option and other noncash compensation	1,473,065	2,248,821
Total Modified EBITDA adjustments	2,168,954	3,391,983

Modified EBITDA	$(268,508)	$(669,169)

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

Results of Operations – Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Operating Metrics

Our gross billings for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Change %
Gross billings	$111,178,068	$89,795,695	23.8%

Gross billings increased 23.8% during the nine months ended September 30, 2025, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which reflect only the fee and commission we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)

Net Sales	$61,961,652	$64,753,246
Cost of sales	50,776,850	55,244,862
Gross profit	11,184,802	9,508,384

Operating Expenses
Selling, general and administrative expenses	17,247,499	20,954,914
Amortization of capitalized software costs	483,832	935,766
Amortization of intangible assets	1,686,328	1,823,751
Total operating expenses	19,417,659	23,714,431

Loss from operations	(8,232,857)	(14,206,047)

Other income (expense):
Interest expense, net	(484,362)	(790,471)
Other income	38,540	-
Total other income (expense), net	(445,822)	(790,471)
Net loss before income taxes	(8,678,679)	(14,996,518)
Income tax (expense) benefit	434,076	-
Net loss	$(8,244,603)	$(14,996,518)

The following is a discussion of our results of operations.

Net Sales

Net sales for the nine months ended September 30, 2025 and 2024, were $61,961,652 and $64,753,246, respectively, a decrease of 4.3%. The decrease in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 98% and 98% of our net sales for the nine months ended September 30, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the nine months ended September 30, 2025 and 2024, were $50,776,850 and $55,244,862, respectively. Gross profit increased $1,676,418, or 17.6%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 18.1% and 14.7%, for the nine months ended September 30, 2025 and 2024, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

Operating Expenses

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Selling, general and administrative expenses	$17,247,499	$20,954,914
Amortization of capitalized software costs	483,832	935,766
Amortization of intangible assets	1,686,328	1,823,751
Operating expenses	$19,417,659	$23,714,431

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

Selling, general and administrative expenses were $17,247,499 for the nine months ended September 30, 2025, as compared to $20,954,914 for the nine months ended September 30, 2024, a decrease of $3,707,415. The decrease was due to a reduction in stock-based compensation expense of $4,879,170 during the nine months ended September 30, 2025, offset by increased payroll and benefits expenses, marketing and advertising costs, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $483,832 during the nine months ended September 30, 2025, as compared to $935,766 during the nine months ended September 30, 2024.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,686,328 during the nine months ended September 30, 2025, as compared to amortization expenses of $1,823,751 during the nine months ended September 30, 2025.

Loss from Operations

For the nine months ended September 30, 2025, we incurred a loss from operations of $8,232,857, as compared to a loss from operations of $14,206,047 for the nine months ended September 30, 2024. The decrease in loss from operations was due to our increased gross profit offset by decreased stock-based compensation expense as discussed above.

Other Expenses, Net

For the nine months ended September 30, 2025, we incurred interest expense, net of $484,362, as compared to interest expense, net of $790,471 for the nine months ended September 30, 2024. The decrease in interest expense was due to our decreased debt balances. We also recorded additional income of $38,540 for the nine months ended September 30, 2025, which did not occur the prior year period.

Income Tax Benefit

For the nine months ended September 30, 2025, we realized an income tax benefit of $434,076 as compared to an income tax benefit of $0 for the nine months ended September 30, 2024.

Net Loss

We realized a net loss of $8,244,603 for the nine months ended September 30, 2025, as compared to a net loss of $14,996,518 for the nine months ended September 30, 2024. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, and an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2025 and 2024 (unaudited):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net Loss	$(8,244,603)	$(14,996,518)

Modified EBITDA adjustments:
Income taxes	(434,076)	-
Interest expense, net	484,362	790,471
Other income	(38,540)	-
Amortization of intangible assets	1,686,328	1,823,751
Amortization of capitalized software costs	483,832	935,766
Loss on fair value of stock issued on vendor settlement	33,750	-
Bad debt expense	100,810	-
Stock option and other noncash compensation	4,879,170	9,762,241
Total Modified EBITDA adjustments	7,195,636	13,312,229

Modified EBITDA	$(1,048,967)	$(1,684,289)

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

As reflected in the accompanying financial statements, for the nine months ended September 30, 2025, the Company recorded a net loss of $8,244,603 and used cash in operations of $496,067. Cash used in operations was primarily for working capital. As of September 30, 2025, we had a cash balance of $4,021,227. We have an aggregate note payables principal balance of $1,750,000 due in December 2025, for which we are evaluating repayment through a combination of a private issuance of common stock, selling shares in the open market utilizing our At-the-Market (ATM) facility, and using a portion of our existing cash balance.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $4,021,227 cash generated from operations to last until March 31, 2026.

To alleviate any funding considerations, management periodically evaluates various funding alternatives and may seek to raise additional funds through the issuance of equity, debt securities, through arrangements with strategic partners, strategic transactions, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing will be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product optimization, implementing strategies to increase sales, streamlining operations, negotiating equitable vendor contracts, and managing product price. However, we may be unsuccessful in executing these actions in a timely manner or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Our consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Net cash used in operating activities	$(496,067)	$(2,858,368)
Net cash provided by (used in) investing activities	109,543	(674,646)
Net cash provided by financing activities	105,909	2,028,837
Net increase (decrease) in cash and cash equivalents	$(280,615)	$(1,504,177)

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

Cash used in operating activities for the nine months ended September 30, 2025 was $496,067 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2024 was approximately $2,858,368 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $109,543, which was from cash received on an acquisition.

Cash used in investing activities for the nine months ended September 30, 2024 was $674,646, which was for capital expenditures for software development costs.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $105,909, which was from proceeds of $3,058,577 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $1,111,345, and repayment of our notes payable of $2,826,323.

Cash provided by financing activities for the nine months ended September 30, 2024 was $2,028,837, which was from proceeds of $3,054,073 on the sale of common stock, proceeds from notes payable of $1,978,000, offset by repayment of our line of credit of $2,503,236, and payment of $500,000 on our acquisition obligation.

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

We have a history of reporting net losses. At September 30, 2025, we had cash of $4,021,227 available to fund our operations, including expansion plans, and to service our debt, and a negative working capital of $1,537,994. We anticipate our cash balance will last until March 2026. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

At September 30, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GIFTIFY, INC.

Date: November 10, 2025	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

