Form 10-K
period 2025-12-31
GIFTIFY, INC.
filed 2026-03-18
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42206

GIFTIFY, INC.

 (Exact name of registrant as specified in its charter)

Delaware	45-2482974
(State of incorporation)	(I.R.S. Employer Identification No.)

1100 Woodfield Road, Suite 510, Schaumburg, IL	60172
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025 was $28,006,835.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 33,642,312 shares of Common Stock outstanding as of February 27, 2026.

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

Giftify owns and operates Restaurant.com, a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand. Our profile fundamentally changed with the acquisition of CardCash Exchange, Inc. (“CardCash”) in December 2023. CardCash buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers, including Target, Home Depot, Starbucks, and TJ Maxx, among others.

The acquisition and integration of CardCash have changed our financial position, market profile, and brand focus, and have also expanded our short-term search for additional business opportunities, both internal and external.

We believe the CardCash acquisition added valuable attributes, including (1) CardCash’s brand awareness and acceptance from the consumer, and (2) experienced management.

●	Brand awareness – CardCash has been in business since 2009, and we believe this history, along with a strong marketing push across multiple channels, has led to strong consumer awareness and acceptance.

●	Experienced management – As part of the CardCash acquisition, members of the executive leadership team of CardCash have joined us. Elliot Bohm, President of CardCash prior to the merger with Giftify, remains as President of CardCash following the closing of the merger and has joined the Board of Directors of Giftify. Marc Ackerman, Chief Operating Officer of CardCash prior to the merger with Giftify, continues to serve as Chief Operating Officer of CardCash following the merger’s closing.

Acquisitions

On May 29, 2025, the Company completed the acquisition of Takeout7, Inc. (“Takeout7”). The acquisition was made pursuant to an agreement and plan of merger dated May 29, 2025, between the Company and Takeout7. The Company acquired all issued and outstanding equity of Takeout7 for $609,000, consisting of the issuance of 350,000 shares of the Company’s common stock. In early 2026, Takeout7 and its operations were merged into our subsidiary, Restaurant.com.

On December 29, 2023, the Company completed the acquisition of CardCash. The Company acquired all of the issued and outstanding equity interests of CardCash from CardCash’s stockholders for $26,682,000, made up of 6,108,007 shares of Giftify’s common stock with a fair value of $24,432,000 or $4.00 per share, $750,000 in cash, and the issuance of notes payable for $1,500,000.

Our Business

We have two principal divisions, Business-to-Consumer (B2C) and Business-to-Business (B2B), for both CardCash and Restaurant.com.

CardCash

CardCash is a leading gift card exchange platform that facilitates the purchase and sale of unused gift cards at discounted rates for consumers and businesses. The Company’s mission is to provide a seamless marketplace for individuals seeking to maximize the value of their gift cards and to offer businesses innovative solutions to leverage this market.

CardCash’s core service offering includes the buying and selling of gift cards from over 1,100 retailers, such as Target, Home Depot, Starbucks and TJ Maxx, among others. By connecting buyers and sellers, CardCash enables consumers to unlock value from unused gift cards and save significant amounts on their purchases.

CardCash purchases unused gift cards at a discount to their face value and resells them to discerning shoppers nationwide at a discount to face value. This avenue not only allows individuals to redeem unwanted gift cards for cash but also enables them to make cost-effective purchases with discounted gift cards.

With advanced fraud-prevention technology, FraudFix, CardCash ensures the security and integrity of all transactions on its platform. This commitment to trust and reliability has contributed to its success in saving consumers over $100 million since its inception.

In addition to its consumer-focused operations, CardCash provides white-label solutions for brands, allowing them to integrate gift card exchange capabilities into their own platforms. Major retailers such as Amazon, Best Buy, CVS, and Dell have leveraged these solutions to enhance their customer offerings and drive additional revenue from gift cards without compromising product value.

By fostering a mutually beneficial ecosystem, CardCash enables consumers and businesses to trade unwanted gift cards, and merchants benefit as unused cards are converted into revenue.

Furthermore, CardCash facilitates B2B exchanges, enabling companies to efficiently manage surplus gift card inventory and procure gift cards in bulk for various business needs. This service not only benefits businesses but also contributes to a thriving gift card market projected to reach $400 billion by 2026.

Moreover, CardCash is committed to social responsibility through partnerships with charitable organizations. Initiatives such as the collaboration with Charity On Top on fundraising efforts during natural disasters showcase CardCash’s dedication to giving back to the community. Partnerships with reputable institutions such as St. Jude’s Research Hospital demonstrate CardCash’s commitment to supporting critical causes and making a positive impact.

Among its offerings, CardCash Incentives provides new gift cards for over 300 brands at discounted rates, helping businesses drive employee engagement and customer loyalty through customized gift card solutions. The recent introduction of the CardCash uChoose platform further enhances the Company’s portfolio by enabling businesses to offer gift cards from a wide selection of brands to recipients.

Overall, CardCash’s multifaceted approach to the gift card market, coupled with its focus on innovation and social impact, positions the Company as a key player in the industry with a strategic vision for continued growth and success.

CardCash Growth Plans

CardCash intends to grow its current four business channels, bulk to bulk, bulk to retail, retail to bulk, and retail to retail, to take advantage of the projected expansion by 2026 of the global market for gift cards to $400 billion (see “Business - Pending Acquisition – CardCash Exchange, Inc.”) as follows:

●	Increase Access to Strategic Partnerships and Expanded Data. CardCash intends to transition from operating its own online platform for both consumers and repeat high-volume gift card sellers to operating exchanges. CardCash currently operates approximately 25 branded exchanges. CardCash is focusing on three business growth concepts:

Branded Exchange for Retailer Partnerships

CardCash intends to increase the number of gift card exchanges on partner websites to send traffic to CardCash.com. CardCash launched its first branded exchange partnership with CVS Pharmacy in 2012 and saw increased spending from both new and existing customers. In 2017, CardCash and Amazon launched a branded exchange, which has since become CardCash’s most successful partnership to date. In 2023, Mastercard and Amazon led all CardCash-branded exchanges with $1,800,000 and $1,900,000 in revenue, respectively.

CardCash Checkout

CardCash is developing technology that enables retailers to accept any gift card, anywhere, at any time, reducing combined interchange fees for businesses, increasing customer value, and increasing average purchase amount. CardCash profits by selling the card on the secondary market. The transaction originates at checkout, and the card’s absence on CardCash’s website continues to route through the network.

CardCash Giving

The purpose of this concept is to allow consumers to pay for their retail purchases with gift cards and to have the charity of their choice receive a donation, thereby increasing the appeal of using CardCash at checkout. CardCash has developed this donation platform to allow customers to use the power of their shopping to support the charity of their choice. CardCash has an existing partnership with St. Jude Children’s Research Hospital that allows customers to spend gift cards anywhere they want while donating to cutting-edge medical research. The giving platform works by (i) CardCash negotiating 5% - 20% discounts on the gift cards, (ii) splitting that discount 70/30 with the charity, and (iii) giving the retailer a tax write-off of 70%. Through CardCash’s platform, consumers can, for example, help families pay down student loan debt and contribute to research on childhood illnesses and to awareness and improved heart health.

●	Increase Marketing Efforts. CardCash intends to increase its marketing to retailers and consumers to accelerate gift card sales.

●	Increase Profit Margins. CardCash intends to shift its cost structure to enable it to process 4-5X its current gift card volume at a very slight increase in costs. CardCash believes that more efficient use of machine-learning transaction processing, combined with richer data from a strategic subset, can enable it to scale its model to meet the needs of the gift card market. CardCash is seeking a strategic investment and collaboration, in addition to what it receives from its merger with Giftify, to deliver data synergies and higher margins through more reliable processing. While the bulk-to-bulk channel is expected to represent the largest contributor of CardCash’s sales in the years to come, the other three channels are projected to grow at a faster rate and account for an aggregate 50% of sales over the next two years. CardCash expects to drive top-line growth by adding new branded exchange partnerships, which are expected to attract more users and increase demand for other services. CardCash currently has a 16.8% gross margin for its four revenue streams combined. CardCash anticipates that its gross margins will increase by approximately 8% over the next two years, driven by retail-sourced inventory and retail sales. CardCash focuses on maximizing inventory sourced through checkout and branded exchange initiatives to drive significant volume in the secondary market and achieve higher gross margins.

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 15% of gross revenue in our fiscal year ended December 31, 2025. To our database of 6.2 million customers, we sell:

● Discounted certificates for 10,000 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for six months.

● “Specials by Restaurant.com” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine and travel. Customers have favored these bundled offerings (“Specials”), generating significantly higher revenue per customer than purchasing our other products. The average order value for these Specials sales is nearly five times that of a certificate purchase. We believe that our relationships with small businesses present a significant revenue opportunity through such cross-promotions.

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 85% of gross revenue for the fiscal year ended December 31, 2025. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

●	generate new customers;

●	increase sales at the point of sale;

●	reward points/customer loyalty;

●	motivate specific customer behavior such as free home repair estimates and test drives for auto dealers;

●	renew subscriptions and memberships; and

●	address customer service issues.

Restaurant.com Other Business

We also generate revenue from third-party offers and display ads. This comprises a de minimis portion of our gross revenue.

Restaurant.com Attractive Customer Demographics

We intend to grow and leverage our customer database of 6.2 million, which we believe is of value to merchants for a variety of services and products.

Marketing

We primarily use marketing to acquire and retain high-quality merchants and customers and promote awareness of our marketplaces.

We use a variety of marketing channels to raise customer awareness of our offerings, including search engines, email, affiliate partnerships, and social media.

Search engines. Customers can access our offerings indirectly through third-party search engines. We use search engine optimization and search engine marketing to increase the visibility of our offerings in web search results.

Email. We communicate our offerings via email to customers based on their location and personal preferences. A customer who interacts with an email is directed to our website and mobile applications to learn more about the deal and to make a purchase.

Social. We publish content across various social networks and tailor our marketing to each platform’s format. Our website and mobile applications enable consumers to share our offerings with their personal social networks. We also promote our offerings using display advertising on websites.

Offline. We use offline marketing channels, such as print, to build brand awareness.

Distribution

We distribute our deals directly through email, our websites, mobile apps, and social networks. We also utilize various affiliate partnerships to display and promote our deals on their websites, such as with AMAC, Groupon, MemberHub and others.

We also use various customer loyalty and reward programs to build brand loyalty, generate traffic to the website and provide business clients with the opportunity to offer incentives to their customers to receive discounts and Discount Dining Passes. When customers complete qualifying actions, such as providing a referral to a new subscriber or participating in promotional offers, we grant them credits that can be redeemed for future awards, such as free or discounted services or goods.

Email. The emails for restaurant discount certificates include one headline, a full description of the deal, and a sampling of dining deals available in the customer’s market. The emails for Specials by Restaurant.com feature travel, entertainment, and wine deals, as well as other product offers.

Websites. Visitors are prompted to register as a customer when they first make a purchase on our websites and thereafter use the website as a portal to redeem discount certificates for restaurants, complementary entertainment, travel offerings, and consumer products.

Mobile Applications. Consumers also access our deals through our mobile applications, available at no additional cost on iPhone and Android. We launched our first mobile application in 2012 and our applications have been downloaded over 6.0 million times since then. These applications enable consumers to browse, purchase, manage and redeem deals on their mobile devices.

Social Networks. We publish our daily deals across various social networks, tailoring our marketing to each platform’s format. Our website and mobile application interfaces enable our consumers to share our offerings to their personal social networks.

Operations

Our business operations are divided into the following core functions to address the needs of our merchants and customers.

Marketing. Our marketing department is responsible for managing the Restaurant.com brand, the B2C discount certificate and Specials offerings, creating the promotional calendar, all creative assets used in our marketing channels, such as the website, email, and affiliate partnerships, including imagery and editorial content, negotiation with affiliate and merchant partners, revenue management, company analytics, and B2B marketing and brand assets. We have an agreement with Commission Junction for a monthly payment of $1,500 to $3,500 that generates potential leads with companies that earn a commission by promoting our discount deals on their websites, for which they receive between 3% to 15% of the revenue we receive from a customer’s purchase of a discount certificate.

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

Competition

CardCash

CardCash faces competition from several firms but believes it has key attributes that give it a competitive advantage in the market for unused gift cards. The following chart summarizes the principal differences between CardCash and its competitors:

Other Players
Ability to dictate pricing
Immediate transaction
No-fee transactions
Bulk seller/buyer services
Branded exchange partnerships
Industry Leading Fraud prevention technology
Business model	Principal-based	Marketplace	Various

Although CardCash believes it competes favorably on the factors described above, it anticipates that larger, more established companies may compete directly with it on a principal-based model, and such competitors could have greater financial, technical, marketing, and other resources than it does. These competitors may invest more in research and development, run more extensive marketing campaigns, and adopt more aggressive pricing policies, which may reduce the number of potential consumers and retailers that form the basis of CardCash’s revenue base.

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

We believe we compete favorably across several of the factors described above and plan to improve our standing in each category. As of December 31, 2025, our customer base was 5.4 million, and in 2025, we featured deals at more than 184,000 restaurants and merchants.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local e-commerce business model. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base, operate at lower acquisition costs, or respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services similar to ours or achieve greater market acceptance than ours. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor, and we may be unable to compete fairly on such terms.

Regulation

We are subject to numerous foreign and domestic laws and regulations that affect companies conducting business online, many of which are still evolving and could be interpreted in ways that harm our business. In the United States and abroad, laws governing the liability of online service providers for the activities of their users and other third parties are being tested in several cases. These regulations and laws may involve taxation, tariffs, subscriber privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the internet, as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, governments in one or more countries may seek to censor content on our websites or attempt to block access to them entirely. Accordingly, adverse legal or regulatory developments could substantially harm our business.

The CARD Act, as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons (“gift cards”), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards or requiring specific disclosures on or in connection with gift cards. Discount certificates and Discount Dining Passes generally are included within the definition of “gift cards” in many of these laws. In addition, certain foreign jurisdictions have laws governing disclosure and product terms and conditions, including restrictions on expiration dates and fees that may apply to discount certificates and Discount Dining Passes. However, the CARD Act, as well as a number of states and certain foreign jurisdictions, also have exemptions from the operation of these provisions or otherwise modify the application part of a promotion or promotional program. If discount certificates and Discount Dining Passes are subject to the CARD Act, and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the discount certificates and Discount Dining Passes, or the promotional value, which is the add-on value of the discount certificate and Discount Pass in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the discount certificate or Discount Pass was issued; (ii) their stated expiration date (if any), unless discount certificates and Discount Dining Passes come within an exemption in the CARD Act for promotional programs; or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption for discount certificates and Discount Dining Passes applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards that are defined to include discount certificates and Discount Dining Passes and that do not have exemptions that apply to the purchase value or the promotional value, or both, of discount certificates and Discount Dining Passes, the discount certificates and Discount Dining Passes may be required to be honored for the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchants require merchants to continue honoring unredeemed discount certificates and Discount Dining Passes that have passed the stated expiration date of the promotional value of the discount Certificate and Discount Pass, to the extent required by applicable law. While we are attempting to comply with exemptions for promotional programs available under these laws so that our discount certificates’ and Discount Dining Passes’ promotional value can expire on the date stated on the certificate and Discount Pass, we continue to require that merchants with whom we partner honor discount certificates and Discount Dining Passes under the provisions of all laws applicable to discount certificates and Discount Dining Passes, including laws that prohibit expiration.

In addition, some states treat gift cards as unclaimed or abandoned property under their unclaimed property laws, which require companies to remit the unredeemed balance to the government after a specified period (generally between one and five years) and impose reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed discount certificates and Discount Dining Passes based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to discount certificates and Discount Dining Passes is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of our discount certificates and Discount Pass.

Many states have passed laws requiring notification to customers when there is a security breach of personal data. There are also several legislative proposals pending before the U.S. Congress, state legislatures, and foreign governments regarding data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and their interpretation and application remain uncertain. These laws may be interpreted and applied in ways that are inconsistent with our data practices. If so, in addition to potential fines, this could result in an order requiring us to change our data practices, which could adversely affect our business. Furthermore, the Digital Millennium Copyright Act limits, but does not eliminate, our liability for linking to third-party websites that include materials that infringe copyright or other rights, provided we comply with the act’s statutory requirements. Complying with these laws could incur substantial costs or require changes to our business practices that are adverse to our business.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers, and sellers or issuers of stored value. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures, and transaction reporting. We do not believe we are a financial institution subject to these laws and regulations, based in part on the characteristics of the discount certificates and Discount Dining Passes and our role in distributing them to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access, including a proposed expansion of the definition of financial institution to include sellers or issuers of prepaid access. If this proposal is adopted as proposed, a discount certificate and a Discount Pass may be considered financial products, and we may be a financial institution. Although we do not believe we are a financial institution or otherwise subject to these laws and regulations, the Company may be considered a financial institution or a provider of financial products.

Intellectual Property

We protect our intellectual property rights through federal, state, and common law, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

CardCash purchased a patent (US 8,751,294 B2) from e2interactive relating to the processing of valuable-ascertainable items, such as gift cards, by retailers. The patent was issued on June 10, 2014, and is expected to expire on December 4, 2029.

CardCash has a registered trademark for “CardCash,” first issued on June 12, 2012, and renewable every ten years. CardCash renewed the trademark in 2022 for an additional ten-year term.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. Our registration efforts have focused on securing protection for the following trademarks (among others): The Company owns the registered marks “RESTAURANT.COM” and “DINING DOUGH” and has submitted applications for several others. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

Circumstances beyond our control could threaten our intellectual property rights. For example, effective intellectual property protection may not be available in the United States. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could increase costs and harm our operating results.

Companies in the online, social media, and other industries may hold large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us for alleged infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed third parties’ trademarks, copyrights, patents, and other intellectual property rights, including those of our competitors and non-practicing entities. As competition intensifies and our business grows, we will likely see more infringement claims.

Customer Service and Support

Our ability to establish and maintain long-term relationships with our customers and encourage repeat visits and purchases is dependent, in part, on the strength of our customer support and service operations. We have established multiple channels for communicating with our customers before and after the sale, including phone, e-mail, and online support.

We currently employ a staff of in-house customer support personnel who handle customer inquiries, track shipments, investigate, and resolve issues related to merchandise and travel. Customer care representatives are available for support from 8:30 a.m. to 5 p.m., Central Time, Monday through Friday. In addition, our customer service representatives are trained to cross-sell complementary and ancillary products and services.

Employees

As of December 31, 2025, we had 40 full-time employees. None of our employees or personnel is represented by a labor union, and we consider our employee/personnel relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that our future success will depend in part on our ability to attract, hire, and retain qualified personnel.

Smaller Reporting Company

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million during the most recently completed fiscal year. As a “smaller reporting company”, we are able to provide simplified executive compensation disclosures in our SEC filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act (“SOX”) requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. In addition, as a smaller reporting company with a public float of less than $75 million, we qualify as a non-accelerated filer. A non-accelerated filer is not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Sarbanes-Oxley Act Section 404(b), and, in contrast to other reporting companies, has more time to file its periodic reports.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and Our Business

There is substantial doubt about our ability to continue as a going concern. We have a history of annual net losses which may continue, and which may negatively impact our ability to achieve our business objectives.

Our audited financial statements for the fiscal year ended December 31, 2025 were prepared under the assumption that we will continue as a going concern; however, we have incurred significant losses from operations to date, and we expect our expenses to increase in connection with our ongoing activities. For the year ended December 31, 2025, we recorded a net loss of $10,491,658 and used cash in operating activities of $1,590,074. At December 31, 2025, our cash and cash equivalents balance was $3,654,944. As of December 31, 2025, the outstanding balance on our line of credit facility was $3,212,935; we had $663,589 outstanding in promissory notes and $46,137 in convertible notes payable, including interest. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. As a result, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. There can be no assurance that our future operations will result in net income. Our failure to increase revenue or improve gross margins will harm our business. We may not be able to generate profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer.

If CardCash is not able to maintain profitability over the next few years, our shareholders will have experienced unnecessary dilution, and our ability to achieve our business plan could be significantly delayed or threatened.

CardCash has incurred net losses since its inception. For the years ended December 31, 2024 and 2023, CardCash had net losses of $2,052,198 and $124,546, respectively. During the year ended December 31, 2025, Cash realized net income of $830,197. Our business plan contemplates growth in gross and net revenues to increase our share price and facilitate accretive acquisitions of e-commerce companies. However, CardCash’s inability to be profitable could delay or hinder our efforts to achieve our business goals. The principal risks to CardCash maintaining future profitability are (i) feasibility of the Company’s expense management activities, (ii) government regulations, including the Card Act, privacy concerns and oversight of financial institutions and money transmitters as set forth in the risk factors below, (iii) new competitors, (iv) liability for claims relating to service offerings and branded exchanges, (v) maintaining its network infrastructure as set forth below, (vi) preventing security breaches as set forth below, (vii) limiting fraudulent transactions and chargebacks on gift cards, (viii) payment related risks as set forth below, (ix) overcoming the limited experience of principals in operating a public company, (x) the potential loss of key executives as set forth below, and (xi) future pandemics.

If our restaurants and other merchants do not meet the needs and expectations of our customers, our business could suffer.

Our business depends on our reputation for providing high-quality discounts, and our brand and reputation may be harmed by actions taken by restaurants and other merchants that are outside our control. Any shortcomings of one or more of our restaurants and other merchants, particularly with respect to an issue affecting the quality of the meals offered or the products or services sold, may be attributed by our customers to us, thus damaging our reputation, brand value, and potentially affecting our results of operations. In addition, negative publicity and subscriber sentiment arising from fraudulent or deceptive conduct by our restaurants and other merchants could damage our reputation, reduce our ability to attract new customers or retain current customers, and diminish the value of our brand.

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

From time to time, we may also be notified of additional laws and regulations that governmental organizations or others may claim apply to our business. If we are required to alter our business practices due to laws and regulations, our revenue could decrease, our costs could increase, and our business could otherwise be harmed. Further, the costs and expenses associated with defending any actions related to such additional laws and regulations, and any payments of related penalties, judgments, or settlements could adversely impact our profitability.

The implementation of the CARD Act and similar state laws may harm our business and results of operations.

Our discount certificates and Discount Dining Passes may be considered gift cards, gift certificates, stored value cards, or prepaid cards and, therefore, may be subject to, among other laws, the CARD Act and state laws governing gift cards, stored value cards, and coupons. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored-value cards, or prepaid cards, including specific disclosure requirements, prohibitions or limitations on expiration dates, and the imposition of certain fees. For example, if our discount certificates and Discount Dining Passes are subject to the CARD Act and are not included in the exemption for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for our certificates and Discount Dining Passes, or the promotional value, which is the add-on value of these items in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which these items were issued; (i) the certificate’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In the event that it is determined that our discount certificates and Discount Dining Passes are subject to the CARD Act or any similar state regulation, and are not within various exemptions that may be available under the CARD Act or under some of the various state jurisdictions, our liabilities with respect to unredeemed certificates and Discount Dining Passes may be materially higher than the amounts shown in our financial statements and we may be subject to additional fines and penalties. In addition, if federal or state laws require that the face value of our discount certificates and Discount Dining Passes have a minimum expiration period beyond the period desired by a merchant for its promotional program, or no expiration period, this may affect the willingness of merchants to issue discount certificates in jurisdictions where these laws apply. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed discount certificates and Discount Dining Passes, our net income could be materially and adversely affected.

If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed discounts and Discount Dining Passes, our net income could be materially and adversely affected.

In certain states, our discount certificates and Discount Dining Passes may be treated as gift cards. Some states treat gift cards as unclaimed or abandoned property under their unclaimed and abandoned property laws, which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts for unredeemed discount certificates or Discount Dining Passes, based on our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to discount certificates and Discount Dining Passes is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of such certificates and Discount Dining Passes. In the event that one or more states successfully challenges our position on the application of its unclaimed and abandoned property laws to discount certificates and Discount Dining Passes, or if the estimates that we use in projecting the likelihood of discount certificates and Discount Dining Passes being redeemed prove to be inaccurate, our liabilities with respect to unredeemed discount certificates and Discount Dining Passes may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected. Moreover, a successful challenge to our position could subject us to penalties or interest on unreported and unremitted sums, and any such penalties or interest would have a further material adverse impact on our net income.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce, including the California Consumer Protection Act, the General Data Protection Regulation, the CAN-SPAM Act, the Digital Millennium Copyright Act, the Electronic Signatures in Global and National Commerce Act, and the Uniform Electronic Transactions Act. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the internet, as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, governments in one or more countries may seek to censor content on our websites and applications, or attempt to block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our subscriber base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing, and security of consumer data. Existing privacy laws and regulations are evolving and subject to varying interpretations. In addition, various federal, state, and foreign legislative and regulatory bodies may expand current laws or enact new laws regarding privacy matters. For example, there have recently been Congressional hearings and increased attention to the capture and use of location-based information from smartphone and other mobile device users. We have posted privacy policies and practices concerning the collection, use, and disclosure of subscriber data on our websites and applications. Several internet companies have incurred penalties for failing to honor the representations in their privacy policies and practices. In addition, several states have enacted legislation requiring businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of customers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

We may suffer liability as a result of information retrieved from or transmitted over the internet and claims related to our service offerings.

We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear, and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our net income could be materially and adversely affected.

We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchants, customers, or third parties, and as a result, our revenue and goodwill could be materially and adversely affected.

Our business depends on maintaining and scaling the network infrastructure required to operate our websites and applications, and any significant disruption to service could result in a loss of customers or merchants.

Customers access our deals through our websites and applications. Our reputation and ability to acquire, retain and serve our customers and merchants who are dependent upon the reliable performance of our websites and applications and the underlying network infrastructure. As our subscriber base and the volume of information shared on our websites and applications continue to grow, we will need more network capacity and computing power. We have spent, and expect to continue to spend, substantial amounts of money on data centers, equipment, and related network infrastructure to handle traffic for our websites and applications. The operation of these systems is expensive and complex, and could lead to operational failures. In the event that our customer base or the amount of traffic on our websites and applications grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and applications, and prevent our customers from accessing our services. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption to these services, or any failure by these providers to handle existing or increased traffic, could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise limited control over them, which increases our vulnerability to issues with the services they provide. If we do not successfully maintain or expand our network infrastructure, or if we experience operational failures, we could lose current and potential customers and merchants, which could harm our operating results and financial condition.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will largely depend on the development and maintenance of our internet infrastructure. This includes maintaining a reliable network backbone with the necessary speed, data capacity, and security, as well as the timely development of complementary products to provide reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and in traffic volume. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, higher bandwidth requirements, and issues caused by viruses, worms, malware, and similar programs may degrade internet performance. The backbone computers of the internet have been the targets of such programs. The internet has experienced a range of outages and delays due to damage to parts of its infrastructure, and it could face further disruptions in the future. These outages and delays could reduce overall internet usage and usage of our services, which could adversely impact our business.

Our total number of customers may be higher than the number of our actual individual customers and may not be representative of the number of persons who are active potential customers.

Our total customer count may exceed the number of individual customers because some customers have multiple registrations, some have died or become incapacitated, and others may have registered under fictitious names. Given the challenges inherent in identifying these customers, we do not have a reliable system to accurately determine the number of individual customers, so we rely on total customers as our measure of subscriber base size. In addition, the customer count includes the total number of individuals who completed registration as of a specific date, less those who have unsubscribed, and should not be considered representative of the number of people who continue to actively consider our deals by reviewing our email offers.

Our business may be subject to seasonal sales fluctuations which could result in volatility or have an adverse effect on the market price of our common stock.

Our business, like that of our restaurants and merchants, may be subject to some degree of sales seasonality. As our business growth stabilizes, these seasonal fluctuations may become more pronounced. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter, depending on the variability in the volume and timing of sales. These factors, among others, make forecasting more difficult and may impair our ability to manage working capital and predict financial results accurately, which could adversely affect the market price of our common stock.

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

Our services, operations, and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. A significant natural disaster, such as an earthquake, fire, or flood, could have a material adverse impact on our business, financial condition, and results of operations, and our insurance coverage may be insufficient to compensate us for any resulting losses. Acts of terrorism could disrupt the internet, our business, or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where the data centers on which we rely are located, and our business interruption insurance may be insufficient to compensate us for any losses that may occur. Such disruptions could negatively affect our ability to operate our websites, potentially harming our business.

Failure to deal effectively with fraudulent transactions and subscriber disputes would increase our loss rate and harm our business.

Our discount certificates and Dining Passes are issued as redeemable coupons with unique identifiers. Consumers or third parties may attempt to issue counterfeit certificates to fraudulently obtain discounted goods and services from our restaurants and other merchants. While we use advanced anti-fraud technologies, technically knowledgeable criminals may attempt to circumvent our systems through increasingly sophisticated methods. In addition, our service may be subject to employee fraud or other internal security breaches, and we may be required to reimburse consumers and/or merchants for any funds stolen or revenue lost as a result. Our restaurants and merchants may also request reimbursement or cease using us if they are affected by buyer fraud or other fraud.

We may incur significant losses from fraud and counterfeit certificates. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions, and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards, we would experience substantial revenue reductions, which would harm our business. While we have taken measures to detect and mitigate fraud risk, these measures must be continually improved and may not be effective against new or evolving fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit card, debit card and electronic payment services. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees that may increase over time, raise our operating costs, and reduce profitability. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees, lose our ability to accept credit and debit card payments from consumers or facilitate other online payments, and our business and operating results could be adversely affected.

We are also subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payment services business.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include discount certificates and Discount Dining Passes.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe we are a financial institution subject to these laws and regulations, based in part on the characteristics of discount certificates and Discount Dining Passes and our role in distributing them to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. If this proposal is adopted as proposed, our discount certificates and Discount Dining Passes may be considered financial products, and we may be deemed a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.

State laws regulating money transmission could be expanded to include our discount certificates and Discount Dining Passes.

Many states impose licensing and registration requirements on companies engaged in money transmission, with varying definitions of what constitutes money transmission. We do not currently believe we are a money transmitter, given our role and the product terms of our discount certificates and Discount Dining Passes. However, a successful challenge to our position or expansion of state laws could subject us to increased compliance costs and delay our ability to offer discount certificates and Discount Dining Passes in certain jurisdictions pending receipt of any necessary licenses or registrations.

Current uncertainty in global economic conditions could adversely affect our revenue and business.

Our operations and performance depend primarily on economic conditions in the United States. The current economic environment remains uncertain due to geopolitical conflict. These conditions may make it difficult for our restaurants and other merchants to accurately forecast and plan future business activities and could lead our merchants to terminate their relationships with us or cause our customers to slow or reduce their spending. Furthermore, during challenging economic times, our merchants may face difficulties obtaining timely access to sufficient credit, which could lead them to discontinue our service or impair their ability to make timely payments to us. If that were to occur, we may experience decreased revenue, be required to increase our allowance for doubtful accounts, and see our days receivable outstanding negatively impacted. If we are unable to finance our operations on acceptable terms due to further tightening in the credit markets, we may incur higher costs or be unable to effectively manage our business. We cannot predict the timing, strength, or duration of any worldwide economic slowdown or subsequent recovery, in the United States, or in the restaurant and entertainment industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our digital dining products.

Our revenues, results of operations, and cash flows depend on the overall demand for our discount dining certificates and discount Dining Passes. Negative conditions in the general U.S. economy as well as in other jurisdictions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations construction slowdowns, energy costs, international trade relations and other geopolitical issues, including those caused or may be caused by the Russia Ukraine conflict, and the availability and cost of credit could cause a decrease in consumer discretionary spending and diminish growth expectations for the restaurant, dining and entertainment industries. Moreover, government consumption, socio-economic policies, or objectives pursued by countries where we do business could affect demand for our discount dining certificates and discount Dining Passes.

Global inflation also increased during 2022. The Russia-Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials, and services. Such shortages have resulted and may continue to result in inflationary increases in labor, fuel, food products, materials, and services, and could also cause costs to rise and lead to shortages of certain materials. We cannot predict future trends in inflation or other negative economic factors, or the associated increases in our operating costs, and how these may impact our business. To the extent that the restaurant customers we serve are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their businesses, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected. Currently, the most significant impact of inflation on us is the increase in employee wages.

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

We intend to acquire complementary e-commerce businesses and support the transition and integration of acquired operations into our ongoing business as part of our growth strategy. Other than as disclosed herein, we currently have no binding commitments or agreements with respect to any such acquisitions and there can be no assurance that we will eventually consummate any acquisitions. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. In addition, we have limited experience in performing acquisitions and managing growth. There can be no assurance that the anticipated benefits of any acquisition will be realized. In addition, future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. In addition, acquisitions involve risks, including those inherent in entering markets with no or limited prior experience and the potential loss of key employees.

If the products that we offer on our online marketplaces do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer discount certificates and Discount Dining Passes to restaurants and other merchants that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant, and sometimes unpredictable changes. If our product fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer which would depress our profit margins. In addition, failing to offer products aligned with customers’ preferences could allow competitors to gain market share. This could adversely affect our business, prospects, financial condition, and results of operations.

Our expansion plans cannot be implemented if we lose key personnel or are unable to recruit additional personnel.

We depend substantially on the continued services, specialized knowledge and performance of our senior management, particularly Ketan Thakker, our President and Chief Executive Officer, Steve Handy, our Chief Financial Officer, Elliot Bohm, the Chief Executive Officer of our subsidiary, CardCash, and Marc Ackerman, the Chief Operating Officer of our subsidiary, CardCash. These executives may elect to pursue other opportunities at any time. If one or more of these individuals leave our company, we may lose significant supplier relationships and the operating expertise they have developed over many years, both of which would be difficult to replace. The loss of any executive officer or other key employee could harm our business.

In addition, as our business expands, we will need to add personnel across information technology and engineering to maintain and expand our website and systems, marketing and sales to attract and retain customers, and customer support to serve our growing customer base. Hiring and retaining qualified executives, engineers and qualified sales representatives are critical to our success, and competition for experienced and well-qualified employees can be intense. To attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. We currently utilize a stock incentive plan, including stock options, as a form of share-based incentive compensation. If the anticipated value of such equity-based incentive awards does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened.

The failure to hire executives and key employees, or the loss of any of them, could significantly impact our operations. If we are unable to hire and successfully train employees or contractors in these areas, users of our website may have negative experiences and we may lose customers, which would diminish the value of our brand and harm our business. The market for recruiting qualified information technology and other personnel is highly competitive, and we may face challenges in attracting and retaining employees. If we fail to retain or attract qualified personnel, we may be unable to compete successfully or implement our expansion plans.

To obtain future revenue growth and achieve and sustain profitability, we will have to attract and retain customers on cost-effective terms.

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories, and other websites and e-commerce businesses to provide content, advertising banners, and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our websites and to generate new customers. Furthermore, many of the parties with whom we may have online advertising arrangements could provide advertising services to other online competitors. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from third-party purchases may result in termination of these relationships by third parties. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology’s development evolves in a way that is no longer beneficial to us, our financial condition could be adversely affected. In addition, certain online marketing agreements may require us to pay upfront fees and make other payments before any sales are realized, if any. Accordingly, if future relationships or agreements do not generate the sales we anticipate, our results of operations will be adversely affected. We cannot guarantee that we will be able to increase our revenues, if at all, in a cost-effective manner.

We rely upon search engines like Google, Bing and Yahoo to rank our product offerings and may at times be subject to changes in search algorithms and ranking penalties if they believe we are not in compliance with their guidelines.

We rely on search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant internet sites matching a user’s search criteria and specifications. Generally, internet sites ranked higher in paid and natural search results attract the largest share of visitors among similar sites. Sites that achieve the highest natural search rankings often see increased sales. Natural search engine algorithms use information from across the internet, including content on our website. Rules and guidelines from these natural search engine companies govern our participation on their sites and how we share relevant online information that may be considered or incorporated into their algorithms. If we fail to present, or improperly present, our website’s information for use by natural search engine companies, or if any of these natural search engine companies determine we have violated their rules or guidelines, or if others improperly present our website’s information to these search engine companies, or if natural search engine companies make changes to their search algorithms, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business, prospects, financial condition and results of operations.

More individuals are using mobile devices to access the internet and versions of our service developed or optimized for these devices may not gain widespread adoption by users of such devices.

Mobile devices are increasingly used for e-commerce transactions. A significant and growing portion of our users access our platform through mobile devices. We may lose users if we cannot continue to meet our users’ mobile and multi-screen experience expectations. If we are unable to attract and retain a substantial number of mobile device users to our online marketplaces and services, we may fail to capture a sufficient share of an increasingly important segment of the online services market. Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could harm our business.

We rely on third-party systems to conduct our business, and our revenues and market share may decline if these systems are unavailable in the future or no longer perform at a satisfactory level.

We rely on third-party computer systems and service providers, including credit card verification and confirmation, to host our website and to advertise and deliver the discount certificates and Discount Dining Passes sold on our website to customers. We also rely on third-party licenses for components of the software underlying our technology platform. Any interruption in our ability to obtain products or services from these or other third parties, or any deterioration in their performance, could impair the timing and quality of our own service. If our service providers fail to deliver high-quality products and services in a timely manner to our customers, our services will not meet the expectations of our customers and our reputation and brand will be damaged. Furthermore, if our arrangements with any of these third parties are terminated, we may not find an alternate source of systems support on a timely basis or on terms as advantageous to us.

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

If we do not keep pace with rapid technological change, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products, and enhancements. If this happens, our customers may forgo using our websites and instead use those of our competitors. The internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using emerging technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

Use of social media may adversely impact our reputation.

There has been a marked increase in the use of social media platforms and similar channels, including blogs, social media websites, and other forms of internet-based communication, which allow individuals to reach a broad audience of consumers and other interested parties. Consumers value readily available information about retailers, manufacturers, and their goods and services, and often act on it without further investigation, authentication, or regard for its accuracy. The availability of information on social media platforms and devices is virtually immediate, as is its impact. Social media platforms and devices immediately publish content from their users and participants, often without filters or checks on its accuracy. The opportunity to disseminate information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms and devices at any time. Information posted may be adverse to our interests, may be inaccurate, and may harm our performance, prospects, or business. The harm may be immediate, without affording us an opportunity to seek redress or correction. Such platforms could also be used to disseminate trade secret information or otherwise compromise valuable company assets, all of which could harm our business, prospects, financial condition, and results of operations.

We may experience unexpected expenses or delays in service enhancements if we are unable to license third-party technology on commercially reasonable terms.

We rely on a variety of third-party licensed technologies, such as Microsoft’s. These third-party technology licenses may no longer be available to us on commercially reasonable terms, or at all. If we are unable to obtain or maintain these licenses on favorable terms, or at all, we could experience delays in completing and developing our proprietary software.

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

We are also subject to U.S. (federal and state) and foreign laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of these requirements continues to expand, necessitating the development and implementation of new compliance systems. Failure to comply with such laws and regulations could result in significant penalties.

The adoption of tax reform policies, including the enactment of legislation or regulations that change the tax treatment of companies engaged in Internet commerce or the U.S. taxation of international business activities, could materially affect our financial position and results of operations.

If we do not begin generating significant revenue, we will still need to raise additional capital to meet our long-term business requirements. Any such capital raising may be costly or difficult to obtain and would likely dilute current stockholders’ ownership interests. If we are unable to secure additional financing in the future, we will not be able to continue as a going concern.

If we do not begin generating significant revenue from our operations, we will need additional capital, which may not be available on reasonable terms or at all. Raising additional capital will dilute current stockholders’ ownership interests. We may need to raise additional funds through public or private debt or equity financings to meet various objectives, including, but not limited to:

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

Furthermore, any additional debt or equity financing we may need may not be available on favorable terms, or at all. If we are unable to obtain the required additional capital, we may have to curtail our growth plans or reduce existing business, and we may not be able to continue operating if we do not generate sufficient operating revenue to remain viable.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses related to certain securities we issue, such as convertible notes and warrants, which may adversely affect our financial condition.

Our insurance coverage and indemnity rights may not adequately protect us against loss.

The types, coverage, or amounts of any insurance coverage we may carry from time to time may not be adequate to compensate us for any losses we may actually incur in the operation of our business. Furthermore, any insurance we may wish to purchase may not be available to us on terms we find acceptable, or at all. We are not indemnified by all of our suppliers, and any indemnification rights we may have may not be enforceable or adequate to cover actual losses we may incur arising from our sales of their products. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our business.

Our operating results may vary significantly from quarter to quarter.

Our operating results may vary significantly from quarter to quarter due to seasonality and other reasons such as the rapidly evolving nature of our business. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:

●	acquire new customers and retain existing customers;

●	attract and retain high-quality restaurants and other merchants;

●	increase the number, variety, quality, and relevance of discount certificates and Discount Dining Passes, including through third-party business partners and technology integrations, as we attempt to expand our current platform;

●	leverage other platforms to display our offerings;

●	deliver a modern mobile experience and achieve additional mobile adoption to capitalize on customers continued shift toward mobile device usage;

●	increase booking capabilities;

●	increase the awareness of, and evolve, our brand to an expanded customer base;

●	reduce costs and improve selling, general and administrative (SG&A) leverage;

●	successfully achieve the anticipated benefits of business combinations or acquisitions, strategic investments, divestitures and restructuring activities;

●	provide a superior customer service experience for our customers;

●	avoid interruptions to our services, including as a result of attempted or successful cybersecurity attacks or breaches;

●	respond to continuous changes in consumer and merchant use of technology;

●	offset declines in email, search engine optimization (“SEO”) and other traffic channels and further diversify our traffic channels;

●	react to challenges from existing and new competitors;

●	respond to seasonal changes in supply and demand; and

●	address challenges from existing and new laws and regulations.

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

We must continue to retain and acquire customers who make purchases on our platform to increase profitability. Further, as our customer base evolves, the composition of our customer base may change in ways that make it more difficult to generate revenue to offset the loss of existing customers, cover the costs of acquiring and retaining customers, and maintain or increase our customers’ purchase frequency. If customers do not perceive our offerings as attractive, or if we fail to introduce new, more relevant deals, or to increase awareness and understanding of our offerings on our marketplace platform, we may be unable to retain or acquire customers at levels necessary to grow our business and profitability. Further, the traffic to our website and mobile applications, including traffic from consumers responding to our emails and search engine optimization, has declined in recent years, such that an increasing proportion of our traffic is generated from paid marketing channels, such as search engine marketing. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our website and mobile applications. If we are unable to acquire new customers in numbers sufficient to grow our business and offset the number of existing active customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our profitability may decrease and our operating results may be adversely affected.

Our future success depends upon our ability to attract and retain high-quality merchants and third-party business partners.

We must continue to attract and retain high-quality restaurants and other merchants to increase profitability. A key priority of our strategy is to increase our sales and marketing efforts to attract more high-quality restaurants and other merchants. We do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to customers or favorable payment terms to us. If merchants decide that using our services no longer effectively attracts new customers or sells their products, they may stop working with us or negotiate lower margins or fees. In addition, current or future competitors may accept lower margins, or negative margins, to secure merchant offers that attract attention and acquire new customers. We may also experience attrition among our merchants, driven by factors such as losses to competitors and closures or bankruptcies. If we are unable to attract and retain high-quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products or services with compelling terms through our marketplace, our operating results may be adversely affected.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for the Company’s shareholders to sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market for penny stocks.

There is limited recent trading activity in our common stock and there is no assurance that an active market will develop in the future.

There is limited trading activity in our common stock. Although our common stock is now trading on the Nasdaq Marketplace, there is no assurance that a more active market for the common stock will develop, or, if one does, that it will be sustained. If a market does not develop or is not sustained, it may be difficult for you to sell your common stock at the time you wish to sell it, at a price that is attractive to you, or at all. You may not be able to sell your common stock at or above the offering price per share.

Our second amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our second amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our second amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court in Delaware shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our second amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act to be brought in federal court were “facially valid” under Delaware law, there is uncertainty about whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found unenforceable, we may incur additional costs to resolve such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to identify and implement required changes to our internal controls, or any others we identify as necessary to maintain an effective system of internal controls, if any, could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would negatively affect the trading price of our stock.

The price of our common stock may become volatile, which could lead to investor losses and costly securities litigation.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in a company’s stock price, securities class action litigation has often been initiated against the company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests due to future issuances of additional shares of our common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. In addition, conversion of the currently outstanding warrants will further dilute investors’ voting power in this offering and will disproportionately diminish their ability to influence our management, given the large percentage of shares currently held by our directors and officers, as discussed in the risk factor below. The future issuance of any such additional shares of common stock may also create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants, or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded.

Our common stock is controlled by insiders.

Our officers and directors beneficially own approximately 20% of our outstanding shares of common stock. Such concentrated control may adversely affect the price of our common stock. Investors who acquire common stock may have no effective voice in our management, as insiders can influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you believe are in your best interest as a stockholder. In addition, sales by our insiders or affiliates, along with any other market transactions, could negatively affect the market price of our common stock.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The price of our common stock may decline. The stock market in general, and the market price of our common stock, will likely fluctuate, whether due to or independent of our operating results, financial condition, and prospects.

Our financial performance, our industry’s overall performance, changing consumer preferences, technological developments, government regulatory actions, tax laws, and general market conditions could significantly affect the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

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

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we can provide simplified executive compensation disclosures in our filings with the SEC and have reduced disclosure obligations, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We use, store, and process data for and about our customers, employees, partners, and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems, and business operations.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to managing cyber threats, supported by cybersecurity technologies, including automated tools, to monitor, identify, and address risks. In support of this approach, our IT security team implements processes to assess, identify, and manage security risks to the company, including in the areas of security and compliance, application security, infrastructure security and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process that requires corporate employees to complete cybersecurity training and compliance programs annually.

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

Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors, the section titled “Risk Factors—Risks Related to Our Company and Our Business—We are subject to cybersecurity risks and risks of data loss or other security breaches.”

Risk Management Oversight and Governance

Our Board of Directors oversees our cybersecurity program and has delegated the quarterly assessments and management of cybersecurity risks to the Audit Committee.

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

ITEM 2. PROPERTIES

Our principal executive offices, including Restaurant.com, are located at 1100 Woodfield Road, Suite 510, Schaumburg, IL 60173, and consist of approximately 7,850 square feet. The corresponding lease was executed in April 2023 for a 36-month term at an average base rent of approximately $7,500 per month.

In April 2024, CardCash signed a lease for its office located in Woodbridge, New Jersey. The lease has a term of 61 months through April 2029, and an average base rent of approximately $28,000 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None

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

	High	Low
Year Ending December 31, 2025
October 1, 2025 through December 31, 2025	$1.22	$0.95
July 1, 2025 through September 30, 2025	$1.56	$0.86
April 1, 2025 through June 30, 2025	$2.18	$1.17
January 1, 2025 through March 31, 2025	$2.38	$0.82

Year Ending December 31, 2024
October 1, 2024 through December 31, 2024	$2.54	$0.92
July 1, 2024 through September 30, 2024	$4.22	$0.50
April 1, 2024 through June 30, 2024	$4.27	$3.60
January 1, 2024 through March 31, 2024	$4.65	$3.25

Holders

As of December 31, 2025, there were 825 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2025.

	Number of Securities to be issued upon exercise of vested Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	I
Equity Compensation Plans (1)
Approved by Security Holders 2019 Plan	4,047,222	$3.11	35,952,778

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

On August 6, 2024, The Nasdaq Stock Market granted our application for listing on the Nasdaq.

On May 29, 2025, the Company acquired Takeout7 Inc. Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeout7 expands the Company’s technology offerings to include end-to-end solutions for independent restaurants. In early 2026, Takeout7 and its operations were merged into our subsidiary, Restaurant.com, Inc.

On August 18, 2023, we entered into an agreement and plan of merger to acquire CardCash Exchange Inc (“CardCash”). On December 29, 2023, the merger was completed and accounted for as a business combination under the acquisition method. CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup.

On March 1, 2020, we acquired the assets of Restaurant.com, Inc., a pioneer in the restaurant deal space and the nation’s largest restaurant-focused digital deals brand.

Business Overview

We have two principal divisions, B2C and B2B, for both CardCash and for Restaurant.com.

CardCash

CardCash is a leading gift card exchange platform that facilitates the purchase and sale of unwanted gift cards at discounted rates for consumers and businesses. The Company’s mission is to provide a seamless marketplace for individuals looking to maximize the value of their gift cards while also offering businesses innovative solutions to leverage this market.

CardCash’s core service offering includes buying and selling gift cards from over 1,100 retailers, including Target, Home Depot, Starbucks, and TJ Maxx. By connecting buyers and sellers, CardCash enables consumers to unlock value from unused gift cards and save significant amounts on their purchases.

CardCash purchases unwanted gift cards at a discount to their face value and resells them at a discount to discerning shoppers nationwide. This avenue not only allows individuals to redeem unwanted gift cards for cash but also enables them to make cost-effective purchases with discounted gift cards.

With advanced fraud-prevention technology, FraudFix, CardCash ensures the security and integrity of all transactions on its platform. This commitment to trust and reliability has contributed to its success in saving consumers over $100 million since its inception.

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

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 15% of gross revenue in our fiscal year ended December 31, 2025. To our database of 6.2 million customers, we sell:

● Discounted certificates for 10,000 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for six months.

● “Specials by Restaurant.com,” which bundle Restaurant.com certificates with a variety of other entertainment options, including theatre, movies, wine, and travel. Customers have favored these bundled offerings (“Specials”), generating significantly higher revenue per customer than purchasing our other products. The average order value for these Specials sales is nearly five times that of a certificate purchase. Specials generated over 5% of our past year’s B2C revenue from 60% of the B2C orders for the fiscal year ended December 31, 2023. We believe that our relationships with small businesses present a significant revenue opportunity through such cross-promotions.

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 85% of our gross revenue in our fiscal year ended December 31, 2025. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

●	generate new customers;

●	increase sales at the point of sale;

●	reward points/customer loyalty;

●	convert to paperless billing and auto-bill payment.

●	motivate specific customer behavior, such as free home repair estimates and test drives for auto dealers;

●	renew subscriptions and memberships; and

●	address customer service issues.

Restaurant.com Other Business

We also generate revenue from third-party offers and display ads. This comprises a de minimis portion of our gross revenue.

Restaurant.com Attractive Customer Demographics

We intend to grow and leverage our 6.2 million customer database, which we believe is valuable to merchants for a variety of services and products.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak adversely affected workforces, economies, and financial markets globally. The outbreak has negatively impacted our revenues due to temporary restaurant closures across the United States, where our discount certificates and Discount Dining Passes were accepted, and where dining was restricted to outdoor locations or to capacity limits for indoor dining. Our revenues from the purchase of our discount certificates in 2020, 2021, and 2022 declined since they could only be redeemed when dining in the restaurants and also were not accepted for payment by third-party platforms that facilitated ordering and delivery of food on demand. As the COVID-19 pandemic has abated, our revenues improved in fiscal 2023.

How We Measure Our Business

We use operating metrics to assess our business’s progress and make strategic decisions. Certain financial metrics are reported in accordance with GAAP, and others are non-GAAP financial measures. As our business evolves, we may update the key financial and operating metrics we use to measure our performance. For further information and reconciliations to the most applicable financial measures under GAAP, refer to our discussion under the Non-GAAP Financial Measures section.

Operating Metrics

●	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue consists of sales of discounted merchant gift cards, in which we collect the transaction price from the customer and remit a portion to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance, as they measure the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings we retain after merchant payments.

A reconciliation of our net sales (as reported) to our gross billings for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change %
Net sales (as reported)	$83,181,716	$88,934,036	-6.5%
Company costs of Agent Transactions (see discussion below)	71,525,684	32,755,278	118.4%
Gross billings	$154,707,400	$121,689,314	27.1%

Inflation

The Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict future trends in inflation or other negative economic factors, or the associated changes in our operating costs, and how these may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Going Concern

The Company has a history of reporting net losses. As of December 31, 2025, the Company had $3,654,944 in cash available to fund its operations, including expansion plans, and to service its debt, and working capital of $249,223.

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred operating losses and negative operating cash flows in 2025 and 2024. We have financed our working capital requirements through borrowings from various sources and the sale of our equity securities.

As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability.

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

Deciding whether the Company is a principal or an agent requires significant judgment and analysis. This is particularly true when evaluating factors such as responsibility for fulfilling the customer promise, inventory risk, and pricing discretion. Changes in the assessment of these indicators could materially impact reported revenue and related metrics. The Company continuously evaluates our judgments and estimates to ensure accurate revenue recognition in accordance with ASC 606.

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Year Ended December 31,
	2025	2024

Gross revenue (Principal Transactions)	$78,264,149	$86,758,876
Net revenue (Agent Transactions)	4,917,567	2,175,160
Net Sales	$83,181,716	$88,934,036

The increase in net revenue recognized as agent increased $2,742,407, or 126.1%, during the year ended December 31, 2025, as compared to the prior year period. The increase over the previous year was due to the sale of cruise-line-related gift cards, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Results of Operations – Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Operating Metrics

Our gross billings for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Change %
Gross billings	$154,707,400	$121,689,314	27.1%

Gross billings increased 27.1% during the year ended December 31, 2025, as compared to the prior year period. A significant portion of our revenue comes from discounted merchant gift card sales, in which we collect the transaction price from the customer and remit a portion to third-party suppliers of the related goods or services. For these transactions, gross billings differ from the Net Sales reported in our Consolidated Statements of Operations, which reflect only the fees and commissions we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Net Sales	$83,181,716	$88,934,036
Cost of sales	67,686,362	75,789,255
Gross profit	15,495,354	13,144,781

Operating Expenses
Selling, general and administrative expenses	22,933,052	27,615,865
Depreciation of capitalized software costs	645,375	1,472,974
Amortization of intangible assets	2,271,673	2,431,668
Total operating expenses	25,850,100	31,520,507

Loss from operations	(10,354,746)	(18,375,726)

Other expense:
Interest income	15,511	-
Interest expense	(604,759)	(1,002,354)
Financing costs	(95,000)	(131,000)
Other income	38,540
Total other expense, net	(645,708)	(1,133,354)
Net loss before income tax benefit	(11,000,454)	(19,509,080
Income tax benefit	508,796	677,000
Net loss	$(10,491,658)	$(18,832,080)

The following is a discussion of our results of operations.

Net Sales

Net sales for the year ended December 31, 2025 and 2024, were $83,181,716 and $88,934,036, respectively, a decrease of 6.5%. The decrease in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 97% and 98% of our net sales for the year ended December 31, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the year ended December 31, 2025 and 2024, were $67,686,362 and $75,789,255, respectively. Gross profit increased $2,350,573, or 17.9%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 18.6% and 14.8% for the year ended December 31, 2025, and 2024, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions) described above, compared with the prior-year period.

Operating Expenses

Selling, general, and administrative expenses consist of costs incurred to identify, communicate with, and evaluate potential customers and related business opportunities; compensation to officers and directors; legal and other professional fees; lease expense; and other general corporate expenses. Management expects selling, general, and administrative expenses to increase in future periods as the Company adds personnel and incurs additional costs related to its operation as a public company, including higher legal, accounting, insurance, compliance, compensation, and other costs.

Selling, general and administrative expenses were $22,933,052 for the year ended December 31, 2025, as compared to $27,615,865 for the year ended December 31, 2024, a decrease of $4,682,813. The decrease was due to a $5,182,023 reduction in stock-based compensation expense during the year ended December 31, 2025, partially offset by increases in payroll and benefits expenses, marketing and advertising costs, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $645,375 during the year ended December 31, 2025, as compared to $1,472,974 during the year ended December 31, 2024.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $2,271,673 during the year ended December 31, 2025, as compared to amortization expenses of $2,431,668 during the year ended December 31, 2024.

Loss from Operations

For the year ended December 31, 2025, we incurred a loss from operations of $10,354,746, compared with $18,375,726 for the year ended December 31, 2024. The decrease in loss from operations was due to our increased gross profit offset by decreased stock-based compensation expense, as discussed above.

Other Expenses, Net

For the year ended December 31, 2025, we incurred interest expense, net of $604,759, as compared to interest expense, net of $1,002,354 for the year ended December 31, 2024. The decrease in interest expense was due to our decreased debt balances. We recorded financing costs of $95,000 for the year ended December 31, 2025 as compared to $131,000 for the prior year period. Lastly, we recorded additional income of $38,540 for the year ended December 31, 2025, which did not occur in the prior year period.

Income Tax Benefit

For the year ended December 31, 2025, we recognized an income tax benefit of $508,796, compared with $677,000 for the year ended December 31, 2024.

Net Loss

We realized a net loss of $10,491,658 for the year ended December 31, 2025, as compared to a net loss of $18,832,080 for the year ended December 31, 2024. The decrease in net loss was driven by higher gross profit, lower stock-based compensation expense, and lower interest expense, as discussed above.

Non-GAAP Financial Measure - Modified EBITDA

In addition to our GAAP results, we present Modified EBITDA as a supplemental performance measure. However, Modified EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of liquidity. We define Modified EBITDA as net income (loss), plus interest expense, depreciation and amortization, stock-based compensation, and fair value of common stock issued for services.

Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit-generating operations during that period. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Modified EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Modified EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of net loss to Modified EBITDA for the year ended December 31, 2025 and 2024 (unaudited):

	Year Ended December 31, 2025	Year Ended December 31, 2024

Net Loss	$(10,491,658)	$(18,832,080)

Modified EBITDA adjustments:
Income taxes	(508,796)	(677,000)
Interest expense, net	604,759	1,002,354
Financing costs	95,000	131,000
Other income	(38,540)	-
Amortization of intangible assets	2,271,673	2,431,668
Amortization of capitalized software costs	645,375	1,472,974
Loss on fair value of stock issued on vendor settlement	33,750	150,000
Bad debt expense	100,810	-
Stock option and other noncash compensation	6,302,614	11,484,708
Total Modified EBITDA adjustments	9,506,645	15,995,704

Modified EBITDA	$(985,013)	$(2,836,376)

We present Modified EBITDA because we believe it helps investors and analysts compare our performance across reporting periods on a consistent basis by excluding items we do not believe are indicative of our core operating performance. In addition, we use Modified EBITDA to develop our internal budgets, forecasts, and strategic plan; to analyze the effectiveness of our business strategies and evaluate potential acquisitions; to make compensation decisions; and to communicate with our board of directors regarding our financial performance. Modified EBITDA has limitations as an analytical tool, which include, among others, the following:

●	Modified EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Modified EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Modified EBITDA does not reflect future interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Modified EBITDA does not reflect any cash requirements for such replacements.

Liquidity and Capital Resources

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning our ability to continue as a going concern.

As reflected in the accompanying financial statements, for the year ended December 31, 2025, the Company recorded a net loss of $10,491,658 and used cash in operations of $1,590,074. Cash used in operations was primarily for working capital. As of December 31, 2025, we had a cash balance of $3,654,944.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans, and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Annual Report on Form 10-K, management expects that the Company’s existing cash of $3,654,944 will last until December 2026.

To address funding considerations, management periodically evaluates funding alternatives and may raise additional funds through equity issuances, debt securities, strategic partner arrangements, strategic transactions, or credit from financial institutions. As we seek additional financing, there is no assurance that such financing will be available to us on favorable terms, or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance, and investor sentiment regarding us and our industry.

We are also continuing to take actions to improve the Company’s operating performance and cash generated from operations, including product optimization, sales growth strategies, operational streamlining, negotiating equitable vendor contracts, and managing product pricing. However, we may be unable to execute these actions in a timely manner, or at all.

If the Company is unable to raise additional capital whenever necessary or otherwise improve its operating performance or generation of cash from operations, it may be forced to decelerate or curtail certain of its operations until such time as additional capital becomes available.

Our consolidated statements of cash flows as discussed herein are presented below.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Net cash used in operating activities	$(1,590,074)	$(3,407,539)
Net cash provided by (used in) investing activities	109,543	-
Net cash provided by financing activities	833,633	2,027,009
Net increase (decrease) in cash and cash equivalents	$(646,898)	$(1,380,530)

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

Cash used in operating activities for the year ended December 31, 2025 was $1,590,074 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the year ended December 31, 2024 was approximately $3,407,539 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $109,543, which was from cash received on an acquisition.

We had no cash flows from investing activities for the year ended December 31, 2024.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $833,633, which was from aggregate proceeds of $5,019,905 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $592,145, and repayment of our notes payable of $4,579,127.

Cash provided by financing activities for the year ended December 31, 2024 was $2,027,009, which was from proceeds of $3,054,073 on the sale of common stock, proceeds from notes payable of $1,978,000, offset by repayment of our line of credit of $2,503,236, and payment of $500,000 on our acquisition obligation.

Going Concern

Our consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during 2025 and 2024. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. As of December 31, 2025, we had $3,654,944 in cash available to fund our operations, including expansion plans, and to service our debt, and working capital of $249,223. We anticipate our cash balance will last until December 2026. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is a substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern depends on our ability to raise additional debt or equity capital to fund our business activities and ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to our ability to secure additional funds, there can be no assurances that we will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the amount and type of financing available to us in the future.

If we are unable to secure the cash resources necessary to meet our ongoing cash requirements, we may be required to scale back our business activities or discontinue operations entirely.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are inherently uncertain. In applying these policies, management uses its judgment to select the appropriate assumptions for certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also derives revenue from the sale of discount certificates for third-party restaurants.

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs when the risk and title to the products transfer to the customer upon delivery. The Company’s performance obligations are satisfied at that time. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents, and invoices. The Company recognizes revenue on a gross basis for the sales price of the merchant gift cards and discount certificates it collects.

Share-Based Compensation

The Company periodically issues share-based awards to employees, non-employees, and consultants for services rendered. Stock options vest and expire according to the terms established at the grant’s issuance date. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as an expense in the statement of operations ratably over the requisite service period or vesting period. Recognition of compensation expense for non-employees occurs in the same period and in the same manner as if the Company had paid cash for the services.

Acquisitions and Business Combinations

The Company allocates the fair value of the purchase consideration to the tangible assets acquired, the liabilities assumed, and the separately identifiable intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, particularly regarding intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, trademarks, and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Recent Accounting Pronouncements

See discussion of recent accounting pronouncements in Note 1 to the accompanying financial statements.

Off-Balance Sheet Arrangements

At December 31, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Giftify, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Giftify, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a history of reporting net losses and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Share-based compensation

As described in Note 12 to the consolidated financial statements, the Company recognized $3.7 million of share-based compensation expense relating to vested stock options. Management accounts for share-based compensation based on the grant-date fair value of each award, which is amortized as expense over the requisite service period of the award. The fair value of each option is estimated on the grant-date using the Black-Scholes option pricing model which includes assumptions made by management.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 18, 2026

GIFTIFY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $1,000,000 and $1,250,000 at December 31, 2025 and 2024, respectively)	$3,654,944	$4,301,842
Accounts receivable	142,878	164,700
Inventories, net	3,751,549	4,116,180
Prepaid expenses and other current assets	196,104	63,210
Total current assets	7,745,475	8,645,932

Property and equipment, net	443,811	1,089,984
Operating lease right-of- use asset, net	1,088,091	1,406,242
Deposits	68,189	65,556
Intangible assets, net	2,487,822	4,268,332
Goodwill	20,007,670	20,007,670
Total assets	$31,841,058	$35,483,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,815,727	$1,966,616
Accrued expenses	1,917,961	1,768,607
Customer deposits	2,015	95,000
Deferred revenue	130,376	77,051
Secured revolving line of credit	3,212,935	3,805,080
Convertible promissory note	46,137	43,137
Secured notes payable — related party, net of debt discount of $0 and $4,000, at December 31, 2025 and 2024, respectively	-	2,060,274
Notes payable, current portion	12,240	1,717,632
Operating lease liability, current portion	358,861	316,612
Total current liabilities	7,496,252	11,850,009

Notes payable, net of current portion	651,349	615,000
Deferred income taxes	608,000	1,123,000
Operating lease liability, net of current portion	774,510	1,133,371
Total liabilities	9,530,111	14,721,380

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 33,146,517 and 27,021,423 shares issued and outstanding at December 31, 2025 and 2024, respectively	33,147	27,015
Additional paid-in-capital	120,713,202	108,679,065
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(98,786,245)	(88,294,587)
Total stockholders’ equity	22,310,947	20,762,336

Total liabilities and stockholders’ equity	$31,841,058	$35,483,716

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Net Sales	$83,181,716	$88,934,036
Cost of sales	67,686,362	75,789,255
Gross profit	15,495,354	13,144,781

Operating Expenses
Selling, general and administrative expenses	22,933,052	27,615,865
Depreciation of capitalized software costs	645,375	1,472,974
Amortization of intangible assets	2,271,673	2,431,668
Total operating expenses	25,850,100	31,520,507

Loss from operations	(10,354,746)	(18,375,726)

Other expense:
Interest income	15,511	-
Interest expense	(604,759)	(1,002,354)
Financing costs	(95,000)	(131,000)
Other income	38,540
Total other expense, net	(645,708)	(1,133,354)
Net loss before income tax benefit	(11,000,454)	(19,509,080)
Income tax benefit	508,796	677,000
Net loss	$(10,491,658)	$(18,832,080)

Net loss per share – basic and diluted	$(0.35)	$(0.73)

Weighted average common shares outstanding – basic and diluted	29,845,707	25,745,113

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	3,671,565		3,671,565

Fair value of vested restricted stock	797,912	798	-	-	2,054,538		2,055,336

Fair value of common stock issued for services	420,832	421	-	-	575,292		575,713

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash, net, under at-the-market sale agreement, net	1,283,246	1,290	-	-	1,734,116		1,735,406

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Issuance of common stock for cash under private placement	2,210,910	2,211	-	-	2,429,788		2,431,999

Net loss	-	-	-	-	-	(10,491,658)	(10,491,658)

Balance, December 31, 2025	33,146,517	$33,147	350,843	$350,843	$120,713,202	$(98,786,245)	$22,310,947

For the Year Ended December 31, 2024

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	24,119,967	$24,114	383,343	$383,343	$93,376,244	$(69,462,507)	$24,321,194

Fair value of vested options	-	-	-	-	8,031,289		8,031,289

Fair value of vested restricted stock units	241,666	242	-	-	1,431,606		1,431,848

Fair value of common stock issued for employment agreements	312,500	313	-	-	1,249,687		1,250,000

Fair value of common stock issuance for services	210,000	210	-	-	771,290		771,500

Fair value of common stock issued for vendor settlement	104,167	104			149,896		150,000

Fair value of common shares issued for financing costs	100,000	100			130,900		131,000

Common shares issued on cashless exercise of stock options	1,130	1			(1)		-

Common shares issued	32,500	32	(32,500)	(32,500)	32,468		-

Issuance of common stock for cash, under stock purchase agreement	150,000	150	-	-	199,850		200,000

Issuance of common stock for cash, net, under at-the-market sale agreement	209,993	210	-	-	285,853		286,063

Issuance of common stock for cash, net, on private sales	1,539,500	1,539	-	-	3,019,983		3,021,522

Net loss	-	-	-	-	-	(18,832,080)	(18,832,080)

Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,491,658)	$(18,832,080)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	3,671,565	8,031,289
Fair value of vested restricted common stock	2,055,336	2,681,848
Fair value of common stock issued for services	575,713	771,500
Loss on fair value of common stock issued for settlement of vendor	33,750	135,415
Fair value of common stock issued as financing costs	-	131,000
Change in inventory reserve balance	(25,000)	(61,000)
Depreciation of capitalized software costs	646,173	1,472,974
Right-of-use assets	318,151	304,481
Amortization of intangible assets	2,271,673	2,431,668
Amortization of debt discount	19,000	18,000
Accrued interest	(151,190)	131,398
Changes in operating assets and liabilities:
Accounts receivable	80,936	(66,170)
Inventories	389,631	97,093
Prepaid expenses and other current assets	(132,894)	113,909
Accounts payable	(76,389)	(236,731)
Accrued expenses	96,401	592,673
Customer deposits	(92,985)	95,000
Deferred revenue	53,325	(259,945)
Deferred taxes	(515,000)	(677,000)
Operating lease liability	(316,612)	(282,861)
Net cash used in operating activities	(1,590,074)	(3,407,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on acquisition	109,543	-
Net cash provided by investing activities	109,543	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	135,736,042	104,752,474
Repayment of line of credit	(136,328,187)	(107,684,779)
Proceeds from note payable	985,000	-
Repayment of notes payable	(2,579,127)	(26,271)
Proceeds from notes payable – related party	-	1,978,000
Repayment of notes payable – related party	(2,000,000)	-
Proceeds from sale of common stock, net of expenses, under at-the-market sale agreement	1,735,406	286,063
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	374,500	200,000
Proceeds from public offering of common stock	478,000	-
Proceeds from private offering of common stock	2,431,999	3,021,522
Repayment of acquisition obligation	-	(500,000)
Net cash provided by financing activities	833,633	2,027,009

Net decrease in cash and cash equivalents	(646,898)	(1,380,530)
Cash and cash equivalents beginning of period	4,301,842	5,682,372
Cash and cash equivalents end of period	$3,654,944	$4,301,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$431,818	$704,961
Taxes paid	$6,204	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition	$609,000	$-
Common shares issued for trade accounts payable	$108,750	$150,000
Issuance of common stock issued for common stock issuable	$-	$32,500
Accounts receivable from acquisition	$59,114	$-
Intangible assets from acquisition	$491,163	$-
Deposits from acquisition	$2,633	$-
Accounts payable from acquisition	$500	$-
Accrued expenses from acquisition	$52,953	$-
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,395,541

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended December 31, 2025 and 2024

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Giftify, Inc. (the “Company” or “Giftify”), through its wholly owned subsidiary, Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses, and communities with dining and merchant deals throughout the United States.

In May 2025, the Company acquired Takeout7 Inc (“Takeout7”, see Note 2). Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeout7 expands the Company’s technology offerings to include end-to-end solutions for independent restaurants. Takeout7 and its operations were merged into our subsidiary, Restaurant.com, in early 2026.

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

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on the Nasdaq.

In December 2023, the Company acquired CardCash Exchange Inc (“CardCash”, see Note 2). CardCash was founded in 2013 and purchases merchant gift cards, reselling them at a markup.

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

The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability. The Company has financed its working capital requirements through borrowings from various sources and the sale of its equity securities.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates and, if appropriate, adjusts them. Significant estimates include assumptions used to value inventories at the net realizable value, assets acquired in business combinations, goodwill and other long-term assets, stock-based compensation, accruals for potential liabilities, and the determination of the Company’s liquidity.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also generates revenue from the sale of discount certificates for third-party restaurants, online restaurant ordering fees, and monthly subscription fees for its restaurant marketing platform. Lastly, the Company recognizes revenue from the sale of Restaurant.com promotional gift cards (revenue recognized based on the Company’s historical redemption rates of its promotional gift cards), the sale of travel, vacation, and merchandise on behalf of third-party merchants (revenue reported on a net basis equal to the purchase price received from the customer less a portion of the purchase price paid by the Company to its merchant partners), and advertising revenue for third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website (revenue recognized when its determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners).

Certain customers may receive incentives, which are accounted for as variable consideration. Provisions for sales returns are recognized in the period in which the sales are recorded, based on the Company’s prior experience and current trends. These revenue reductions are established by the Company based on management’s best estimates at the time of sale, using historical trends, and are adjusted to reflect known changes in the factors that impact such reserves and allowances and the terms of customer agreements.

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

It is necessary to determine whether the Company is acting as a principal or an agent in revenue-generating arrangements.

Principal vs. Agent Considerations

●	Principal: In a principal transaction, the Company controls the specified good or service before transferring it to the customer. This means the Company is primarily responsible for fulfilling the obligation directly to the customer, bears inventory risk, including the risk of fraud/invalid card (if applicable), and has discretion in setting the price. In such cases, revenue is recognized on a gross basis. This means recording the total amount of consideration received from the customer as revenue, with a corresponding cost for any amount paid to other parties involved in providing the goods or services.
●	As an agent, the Company does not control discounted gift cards; its role is to arrange for its distributors to deliver them to our customers. In these instances, revenue is recognized on a net basis. This reflects only the fee or commission the company retains from the transaction.

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, when the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale, revenue is recognized on a gross basis because the Company acts as principal, takes control of the gift cards, and bears the inventory risk before reselling them. This differs from arrangements in which the Company’s role is solely to act as an agent, arranging for our supplier to deliver discounted gift cards directly to our customer. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. Agent transactions represent approximately 6% and 3% of net sales for the year ended December 31, 2025 and 2024, respectively.

Significant Judgments and Estimates

Deciding whether the Company is a principal or an agent requires significant judgment and analysis. This is particularly true when evaluating factors such as responsibility for fulfilling the customer promise, inventory risk, and pricing discretion. Changes in the assessment of these indicators could materially impact reported revenue and related metrics. The Company continuously evaluates our judgments and estimates to ensure accurate revenue recognition in accordance with ASC 606.

In the following table, revenue is disaggregated by our divisions and type of revenue for the years ended December 31, 2025 and 2024:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising		Total

Year Ended December 31, 2025
Business to consumer (B2C)	$38,028,949	$263,592	$		$38,292,541
Business to business (B2B)	42,883,708	1,892,870		112,597	44,889,175
Total	$80,912,657	$2,156,462		$112,597	$83,181,716

Year Ended December 31, 2024
Business to consumer (B2C)	$40,894,072	$445,117		$73,075	$41,412,264
Business to business (B2B)	46,097,566	1,424,206		-	47,521,772
Total	$86,991,638	$1,869,323		$73,075	$88,934,036

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards, transaction fees, and costs.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash and/or cash equivalents.

Accounts Receivable

The Company’s trade accounts receivable are recorded at the amounts billed to customers and presented on the balance sheet, net of any allowance for estimated credit losses, if required. The allowance is determined by a variety of factors, including the age of the receivables, current economic conditions, historical losses, and other information management obtains regarding the financial condition of customers. Receivables are charged off when they are deemed uncollectible. As of December 31, 2025 and 2024, the Company had no allowance for credit losses.

Inventories

Inventories consist of merchant gift cards on hand that are available for sale. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Adjustments, if required, reduce inventory to its net realizable value, reflecting estimated excess, obsolescence, or impairment balances. Factors influencing these adjustments include changes in customer demand, rapid technological changes, and merchant bankruptcy. As of December 31, 2025, and 2024,the Company recorded a reserve for slow-moving inventory of $15,000 and $40,000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.

The Company accounts for capitalized software and website development costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with ASC 350-40. Costs incurred during the application development stage for software programs used solely to meet internal needs are capitalized. Capitalized website development costs are included in property and equipment, net. All ordinary maintenance costs are expensed as incurred. Amortization of capitalized software costs is excluded from cost of sales and included in amortization expense in the Statements of Operations.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. The Company provides for depreciation, as follows:

Estimated Useful Life
Capitalized software and website development costs	3 years
Equipment	5-7 years
Leasehold improvements	Shorter of the estimated useful life or the lease term

Expenditures for additions and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred.

Business Combinations

The Company allocates the fair value of the purchase consideration to the tangible assets acquired, the liabilities assumed, and the separately identifiable intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, particularly regarding intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, trademarks, and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Intangible Assets

The Company has certain intangible assets that were initially recorded at their fair value at the time of acquisition. The finite-lived intangible assets consist of customer relationships, trade name, and developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of three years.

The Company reviews all finite-lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in our consolidated statements of operations. There was no impairment of intangible assets in any of the periods presented.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the value assigned to the net tangible and identifiable intangible assets of the business acquired. As of December 31, 2025 and 2024, the Company had $20,007,670 of goodwill. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. In accordance with ASC 350, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, we determine that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount, then the quantitative test is required. The quantitative goodwill impairment test requires us to estimate the fair value of the reporting unit, using an income approach and a market approach, and compare it with its carrying amount. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss up to the amount of goodwill. There was no goodwill impairment in any of the periods presented.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of December 31, 2025 and 2024.

Leases

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is a lease if it conveys the right to control the use of the identified asset for a period in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized at the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in the general and administrative line in the Company’s consolidated statements of operations.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Advertising

The Company expenses advertising costs as incurred and recorded $1,112,327 and $892,994 for the years ended December 31, 2025, and 2024, respectively, in selling, general and administrative expenses in the Statements of Operations.

Share-Based Compensation

The Company periodically issues share-based awards to employees, non-employees, and consultants for services rendered. Stock options vest and expire according to the terms established at the grant’s issuance date. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as an expense in the statement of operations ratably over the requisite service period or vesting period. Recognition of compensation expense for non-employees occurs in the same period and in the same manner as if the Company had paid cash for the services.

The Company values its equity awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected term, and a risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The risk-free interest rate is estimated using comparable published federal funds rates.

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

At December 31, 2025 and 2024, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2025	2024

Convertible notes payable	30,758	28,753
Common stock issuable	350,843	350,843
Common stock options	4,047,222	4,121,830
Total	4,428,823	4,501,426

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the years ended December 31, 2025 and 2024, as such common stock equivalents would have been excluded from the calculation of net loss per share.

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

Concentrations

Net sales and gross profit. During the year ended December 31, 2025, the Company sold one merchant’s gift cards that accounted for 12% of net sales and 22% of gross profit. During the year ended December 31, 2024, the Company sold two merchants’ gift cards that accounted for 10% and 10% of net sales and approximately 7% and 7% of gross profit. No other sale of merchant gift cards exceeded 10% of net sales or gross profit in either period.

Purchases from vendors. During the year ended December 31, 2025, the Company’s three largest vendors accounted for approximately 23%, 20% and 13% of all purchases. During the year ended December 31, 2024, the Company’s largest vendor accounted for approximately 18% of all purchases. No vendor accounted for more than 10% of all purchases in either period.

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

The Company maintains balances at financial institutions that, at times, exceeds the federally insured limit. The Company has not experienced a loss on this account.

Segment Information

The Company’s Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions regarding resource allocation based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment, comprising the consolidated financial results of Giftify, Inc.

Reclassifications

Certain prior-year amounts have been reclassified to align with the current-period presentation. Merchant receipts (i.e., credit card processors) amounting to $726,965, which were previously presented as a component of accounts receivable at December 31, 2024, have been reclassified as a component of cash and cash equivalents to conform to current year presentation. This reclassification did not affect the reported results of operations. For the year ended December 31, 2024, the cash flows used in operating activities in the consolidated statements of cash flows were revised to $3,407,539 from $2,551,870, and cash and cash equivalents at the end of the period were revised to $4,301,842 from $3,574,876.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Acquisitions

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

As of December 31, 2025, management has not yet finalized the purchase price allocation. In accordance with ASC 805, the Company made a provisional allocation of the purchase price for Takeout7 based on the estimated fair values of the assets acquired and liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments through the purchase price measurement period would change the fair value allocation as of the acquisition date.

The following table summarizes the provisional allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Takeout7 on the date of acquisition:

Fair Value (provisional)

Fair value of consideration:
Common stock (350,000 shares of common stock at $1.74 per share)	$609,000
Total purchase price	$609,000

Provisional allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$109,543
Accounts receivable	59,114
Deposits	2,633
Accounts payable and accrued liabilities	(53,453)
Net tangible assets	117,837

Intangible assets:
Developed technology	491,163
Intangible assets	491,163
Goodwill	-
Fair value of net asset acquired	$609,000

No unaudited pro forma statements of operations are being presented as the historical results of Takeout7 are insignificant when compared to the Company’s historical results.

CardCash, Inc.

On December 29, 2023, the Company completed the acquisition of CardCash for $26,682,000, using the acquisition method of accounting. In accordance with ASC 805, the Company made an allocation of the purchase price for CardCash based on the fair value of the assets acquired and liabilities assumed. The following table summarizes the allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of CardCash on the date of acquisition:

Fair Value

Fair value of consideration:
Cash	$750,000
Notes payable	1,500,000
Common stock (6,108,007 shares of common stock at $4.00 per share)	24,432,000
Total purchase price	$26,682,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Net tangible assets acquired	(25,670)

Intangible assets acquired:
Developed technology	2,600,000
Trade name	2,400,000
Customer relationships	1,700,000
Net identifiable intangible assets	6,700,000
Goodwill	20,007,670
Fair value of net asset acquired	$26,682,000

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(2,119,501)	(1,473,328)
Property and equipment, net	$443,811	$1,089,984

Depreciation expense for the year ended December 31, 2025 and 2024 was $646,173 and $1,472,974, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	December 31, 2025	December 31, 2024
Goodwill	$20,007,670	$20,007,670

Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	3,091,163	2,600,000
Intangible assets, gross	7,191,163	6,700,000
Accumulated amortization	(4,703,341)	(2,431,668)
Intangible assets, net	$2,487,822	$4,268,332

On December 29, 2023, in relation to the acquisition of CardCash, the Company recorded goodwill of $20,007,670.

During the twelve months ended December 31, 2024, the Company recorded an amortization expense of $2,431,668, leaving a remaining intangible asset balance of $4,268,332 at December 31, 2024. During the year ended December 31, 2025, in connection with the acquisition of Takeout7 (see Note 2), the Company recorded intangible assets of $491,163 and recorded an amortization expense of $2,271,673, leaving a remaining intangible asset balance of $2,487,822 at December 31, 2025.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Estimated amortization expense for the Company is as follows:

2026	$2,255,884
2027	163,720
2028	68,218
$2,487,822

5. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey, location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,449,983 as of December 31, 2024. During the year ended December 31, 2025, the Company made payments of $316,612 against its operating lease liability, resulting in a lease liability of $1,133,371 as of December 31, 2025, of which the current portion was $358,861 and the long-term portion was $774,510.

During the year ended December 31, 2025, and 2024, lease costs totaled approximately $453,918 and $362,659, respectively, and were recorded as part of selling, general, and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2025, the weighted average remaining lease term for operating leases is 3.11 years, and the weighted average discount rate is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of December 31, 2025:

As of December 31, 2025

2026	$438,374
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,286,909
Less: Imputed interest	(153,538)
Total operating lease liability	$1,133,371

6. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Line of credit	$3,212,935	$3,805,080

In November 2020, CardCash entered into an Amended and Restated Promissory Note (the “November 2020 Note”) with Pathward, National Association (“Pathward”) for a revolving line of credit of up to $10,000,000, payable on demand, secured by the Company’s inventory, with interest based on the Wall Street Journal (“WSJ”) prime rate plus 3%, limited to a floor of 6.5%.

On April 23, 2025, CardCash entered into the Second Amended and Restated Promissory Note (the “Amended Note”) with Pathward and reduced the revolving line of credit to $7,000,000. The Amended Note amends and restates the November 2020 Note (see above). The Amended Note does not constitute a novation or extinguishment of the November 2020 Note.

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

At December 31, 2025 and 2024, the Amended Note requires a deposit of $1,000,000 and $1,250,000, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets. At December 31, 2025 and 2024, the average interest rate was approximately 10.5% and 12%, respectively. As of December 31, 2025, the Company complied with customary debt covenants. At December 31, 2025 and December 31, 2024, there was $3,212,935 and $3,805,080 outstanding under the November 2020 Note.

7. Convertible Promissory Note

Convertible promissory note consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Convertible promissory note	$20,000	20,000
Accrued interest	26,137	23,137
Total principal and accrued interest (all current)	$46,137	$43,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2024, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2024, the principal balance of $20,000 and accrued interest of $23,137 are convertible at $1.50 per share into 28,758 shares of the Company’s common stock. At December 31, 2025, the principal balance of $20,000 and accrued interest of $26,137 are convertible at $1.50 per share into 30,758 shares of the Company’s common stock.

8. Secured Notes Payable – Related Party

Secured notes payable to a related party consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Secured note payable – related party	$-	$2,000,000
Less debt discount	-	(4,000)
Total principal balance	-	1,996,000
Accrued interest	-	64,274
Total principal and accrued interest	-	2,060,274
Less current portion	-	(2,060,274)
Non-current portion	$-	$-

On September 20, 2024, the Company entered into a secured promissory note with Spars Capital Group LLC (“Spars Capital”) in the principal amount of $2,000,000, bearing annual interest at 11.5%, with a maturity date of January 20, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $2,000,000, a debt discount balance of $4,000, and accrued interest payable of $64,274. During the year ended December 31, 2025, the Company paid the Note, including accrued interest, and the Note was retired. The Note was secured by a blanket lien on the Company’s assets, subordinated only to the line of credit (see Note 6). Spars Capital is owned by a family trust affiliated with Elliot Bohm, the President of CardCash and a member of the Company’s Board of Directors.

9. Notes Payable

Notes payable consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
CardCash acquisition notes payable	$-	$1,500,000
Real Word Digital Assets note payable	-	-
GameIQ acquisition note payable	-	75,928
Economic Injury Disaster Loans (EIDL) note payable	661,301	664,500
Total principal balance	661,301	2,240,428
Accrued interest	2,288	92,204
Total principal and accrued interest	663,589	2,332,632
Less current portion	(12,240)	(1,717,632)
Non-current portion	$651,349	$615,000

CardCash Acquisition Notes Payable

On December 29, 2023, the Company issued two-year promissory notes totaling $1,500,000 as partial consideration for the acquisition of CardCash (see Note 2). $750,000 is payable on December 29, 2024, bearing simple annual interest of 5%, and $750,000 is to be paid upon the earlier of (a) the completion of a firm commitment underwriting the Company’s initial public offering to allow the Company to become listed on the Nasdaq Capital Market or (b) December 29, 2025. As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $1,500,000 and accrued interest payable of $75,000. During the year ended December 31, 2025, the Company paid the Notes and accrued interest in full, and the Notes were retired.

Real World Digital Assets Note Payable

On February 19, 2025, the Company entered into a secured promissory note with Real World Digital Assets LLC (“Real World”) in the principal amount of $1,000,000, bearing annual interest at 11.5%, with a maturity date of December 31, 2025. The Note has an origination fee and expenses totaling $15,000, which were recorded as a debt discount and are being amortized over the term of the Note. The Note may be prepaid without penalty. The note is secured by a blanket lien on Giftify’s assets under a security agreement and is subordinated only to Pathward’s line of credit (see Note 6). Proceeds from the note were used to pay the remaining balance owed on the secured promissory note with Spars Capital (See Note 8). During the year ended December 31, 2025, the Company paid the Note and accrued interest in full, and the Note was retired.

GameIQ Acquisition Note Payable

On February 1, 2022, the Company issued two notes payable in connection with the purchase of GameIQ: one for $78,813 and another for $62,101. In accordance with Notes, the Company promised to pay the principal together with interest at 1% upon the earlier of (i) nine equal biannual installments, with the first installment due on October 1, 2022, and the final payment due February 1, 2025 (the “Maturity Date”).

As of December 31, 2024, the notes payable had an aggregate principal balance outstanding of $75,928 and accrued interest payable of $1,646. During the year ended December 31, 2025, the Company paid the Notes and accrued interest in full, and the Notes were retired.

Economic Injury Disaster Loans (EIDL)

On June 17, 2020, the Company received $150,000 in proceeds from SBA-administered disaster loans under the COVID-19 Economic Injury Disaster Loan (EIDL) Program. On July 14, 2021, the Company received an additional $350,000 in proceeds under the loan. On July 21, 2020, the Company received $150,000 in proceeds from SBA-administered disaster loans under the COVID-19 EIDL Program. On January 31, 2022, the Company assumed an additional $14,500 EIDL and accrued interest of $900 as part of the consideration paid for the acquisition of GameIQ.

The loans bear interest at 3.75% per annum, with a combined principal-and-interest repayment of $3,500 per month, beginning 12 months from the date of the promissory note, over 30 years. As of December 31, 2024, the note payable had a principal balance outstanding of $664,500 and accrued interest payable of $15,558. As of December 31, 2025, the note payable had a principal balance outstanding of $ 661,301 and accrued interest of $2,288.

10. Income Taxes

No federal tax provision has been provided for the years ended December 31, 2025 and 2024, due to the losses incurred during the periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rates for the respective period:

	Year Ended December 31, 2025	Year Ended December 31, 2024

U.S. federal statutory tax rate	$(21.0)%	$(21.0)%
State income taxes, net of federal tax benefit	(5.1)%	(6.4)%
Change in valuation allowance	26.1%	27.4%
Effective tax rate	$0.0%	$0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are summarized below.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Deferred tax assets
Net operating loss carry forwards	$8,375,000	$7,763,000
Share-based compensation	6,604,000	4,941,000
Limitation on the deduction of interest	1,953,000	2,695,000
Operating lease liability	297,000	397,000
Property and equipment	62,000	74,000
Gross deferred taxes	17,291,000	15,870,000
Less: valuation allowance	(17,291,000)	(15,870,000)
Total deferred tax assets	$-	$-

Deferred tax liabilities
Intangible assets and goodwill	(323,000)	(738,000)
Operating lease right-of-use asset	(285,000)	(385,000)
Total deferred tax liabilities	(608,000)	(1,123,000)
Net deferred tax liability	$(608,000)	$(1,123,000)

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets depends on the Company generating future taxable income in the periods in which those temporary differences become deductible. As of December 31, 2025 and 2024, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

As of December 31, 2025, the Company has available net operating loss carry forwards for federal and state income tax purposes of approximately $35,145,000 and $18,938,000. Federal net operating losses of approximately $9,876,000 were incurred before 2018 and carry forward for 20-years. They will begin to expire, if unutilized, beginning after the year ending December 31, 2034. The remaining Federal Net Losses of approximately $25,269,000 were incurred after 2017 and carry forward indefinitely, but the deductions for these net operating loss carry forwards are limited to 80% of taxable income. The state net operating loss carry forwards, depending on the state, are from 12 to 20 years and expire in tax years ending after December 31, 2032 through 2045. The ability to utilize net operating loss carry forwards to offset future income may be limited under the Internal Revenue Code after significant ownership changes.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue a total of 750,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2025 and 2024, the Company had 33,146,517 shares and 27,021,423 shares, respectively, of common stock issued and outstanding.

Common Stock Transactions

2025

Common Shares Issued on Vesting of Restricted Stock

During the year ended December 31, 2025, the Company issued 797,912 shares on vesting of restricted common stock to its employees and executives and recognized the corresponding fair value of $2,055,336.

Common Stock Issued for Services

During the year ended December 31, 2025, the Company issued 420,832 shares of common stock with a fair value of $575,713, or $1.37 per share, for service rendered.

Issuance of Common Stock for Settlement of Vendor Balance

During the year ended December 31, 2025, the Company issued 75,000 shares of common stock with a fair value of $108,750, or $1.45 per share, to settle a trade vendor balance of $75,000. The excess of the fair value of the common stock issued over the trade vendor balance was $33,750, which was recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the year ended December 31, 2025, the Company sold 1,283,246 shares of Common Stock and received net proceeds of $1,735,406, at an average price of $1.35 per share, under its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Acquisition

During the year ended December 31, 2025, the Company issued 350,000 shares of common stock with a fair value of $609,000, or $1.74 per share, in connection with an acquisition (see Note 2).

Issuance of Common Stock on Stock Purchase Agreement

On December 16, 2024, the Company entered into a Strata Purchase Agreement (“SPA”) and a Securities Purchase Agreement with ClearThink Capital Partners, LLC (ClearThink Capital). Under the terms of the SPA, ClearThink Capital agreed to purchase up to $10 million of Giftify’s shares of common stock based on a series of request notices, as defined, and will receive financing in an amount equal to 99% of the average of the closing prices of Giftify’s shares of common stock, as defined. No purchase of Company shares of common stock will be made by ClearThink if its beneficial ownership of Giftify common stock exceeds 9.99% of the issued and outstanding shares of Giftify common stock.

During the year ended December 31, 2025, the Company received net proceeds of $374,500 from ClearThink Capital, which purchased 387,194 shares of the Company’s common stock.

On February 4, 2025, the Company exercised its right to terminate the SPA by mutual agreement of the parties.

Issuance of Common Stock on Public Offering

On January 15, 2025, the Company entered into a Placement Agency Agreement with Craft Capital Management LLC (“Craft Capital”), as placement agent, to issue and sell 600,000 shares of the Company’s common stock at a purchase price of $1.00 per Share. The shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-282322), which was declared effective by the Securities and Exchange Commission on October 15, 2024, on a best efforts basis (the “Offering”). The offer and sale of the shares in the Offering are described in the Company’s prospectus constituting a part of the registration statement, as supplemented by a final prospectus supplement dated January 15, 2025. On January 16, 2025, the Company closed the Offering. The Company sold 600,000 shares for total gross proceeds of $600,000. After deducting the placement agent fee and offering expenses payable by the Company, the Company received net proceeds of $478,000.

Issuance of Common Stock on Private Offering

During the year ended December 31, 2025, the Company received net proceeds of $2,431,999 from the sale of 2,210,910 shares of common stock at $1.10 per share in a private placement.

Common Stock Issuable

At December 31, 2025, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

2024

Issuance of Common Stock for Services

During the year ended December 31, 2024, the Company issued 210,000 shares of common stock with a fair value of $771,500, or $3.67 per share, to consultants for services rendered.

Issuance of Common Stock for Vendor Settlement

During the year ended December 31, 2024, the Company issued 104,167 shares of common stock with a fair value of $150,000, or $1.44 per share, per settlement agreement with a vendor. The fair value of the common shares of $150,000 was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.

Sale of Common Stock on Stock Purchase Agreement

ClearThink Capital

On December 16, 2024, the Company entered into a Securities Purchase Agreement and Strata Purchase Agreement with ClearThink Capital Partners, LLC (ClearThink Capital). Under the terms of the Strata Purchase Agreement, ClearThink Capital agreed to purchase up to $10 million of Giftify’s shares of common stock (the “Purchase Shares”) based on a series of request notices limited to the lesser of $1 million or 500% of the average number of shares traded for the 10 trading days prior to the closing request date with the minimum purchase notice to be $25,000. The Company will receive financing in an amount equal to 99% of the average of the closing prices of the Company shares of common stock on the Nasdaq stock market during the Valuation Period that is defined as three business days preceding the purchase date with respect to a request notice. No purchase of Company shares of common stock will be made by ClearThink if its beneficial ownership of Giftify common stock exceeds 9.99% of the issued and outstanding shares of Giftify common stock.

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

Under the terms of the Securities Purchase Agreement, ClearThink Capital has agreed to purchase a total of 150,000 restricted shares of Giftify common stock in at an effective price of $1.3333 per share to be delivered to ClearThink Capital by book entry within seven calendar days following the two closing dates as follows: 75,000 restricted shares of Giftify common stock on December 16, 2024, and 75,000 shares of Giftify common stock within five days after the filing of the Prospectus Supplement underlying the Strata Purchase Agreement. During the year end December 31, 2024, ClearThink purchased a total of 150,000 shares of the Company’s common stock for $200,000.

On February 4, 2025, the Company exercised its right to terminate the SPA by mutual agreement of the parties.

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

On October 25, 2024, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its common stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $30,000,000 (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2024, the Company sold 209,993 shares of Common Stock and received net proceeds of $286,063, or an average of $1.36 per share.

Issuance of Common Stock on Private Sales

During the year ended December 31, 2024, the Company received net proceeds of $3,021,523 from the sale of 1,539,500 shares of common stock at $1.96 per share, as part of a private placement.

12. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the year ended December 31, 2025:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2024	1,320,834	-	$4,531,224	3.43
Granted	450,000	-	405,000	0.90
Vested	(797,917)	797,917	-	-
Forfeited	-	-	-	-
Issued	-	(797,917)	(2,055,335)	-
Balance, December 31, 2025	972,917	-	$2,880,889	$2.96

On March 1, 2024, the Company granted its Chief Executive Officer 200,000 shares of the Company’s restricted stock and 225,000 shares of the Company’s restricted stock to other officers and employees with an aggregate fair value of $1,793,500 or $4.22 per share. The restricted stock grant vest 33% on the grant date, and 33% on each subsequent anniversary date.

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to two other officers with an aggregate fair value of $405,000 or $0.90 per share. The restricted stock grant vests monthly over 36 months.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of $2,055,336 and $2,681,848, respectively, and issued 797,917 and 241,666 shares of restricted stock based on the vesting terms of the grants, respectively. As of December 31, 2025, the unamortized stock compensation expense for restricted stock amounted to $2,880,889, to be expensed upon vesting in future periods through February 2028.

Summary of Stock Options

The Company issues common stock and stock options as incentive compensation to directors and as compensation for the services of employees, contractors, and consultants of the Company.

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

A summary of stock option activity is presented below:

	Number of	Weighted Average
	Options	Exercise Price

Stock options outstanding at December 31, 2023	743,116	4.43
Granted	3,405,500	-
Exercised	(2,843)	-
Expired or forfeited	(23,943)	-
Stock options outstanding at December 31, 2024	4,121,830	$4.28
Granted	1,170,000	0.92
Exercised	-	3.35
Expired or forfeited	(1,244,608)	(1.05)
Stock options outstanding at December 31, 2025	4,047,222	$4.28
Stock options exercisable at December 31, 2025	2,519,444	$4.32

On April 1, 2024, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 3,405,500 shares of the Company’s common stock to be issued to its executives and employees. The 3,405,500 stock options had an exercise price of $4.01 per share, with 33% vesting on April 1, 2024, and 33% on each subsequent anniversary date. The stock options are exercisable at a weighted average price of $4.01 per share with an average life to expiration of approximately nine years. The total fair value of these options at the grant date was approximately $13,500,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $4.01 per share, expected term of 6.00 years, volatility of 220%, dividend rate of 0%, and weighted average risk-free interest rate of 4.33%.

On February 1, 2025, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 1,170,000 shares of the Company’s common stock to its executives and employees. The stock options vest equally over 36 months. The stock options are exercisable at a weighted average price of $0.92 per share with an average life to expiration of approximately three years. The total fair value of these options at grant date was approximately $1,073,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $0.92 per share, expected term of 6.00 years, volatility of 241%, dividend rate of 0%, and weighted average risk-free interest rate of 4.45%.

During the year ended December 31, 2025 and December 31, 2024, the Company recognized $3,671,565 and $8,031,290 of stock compensation expense relating to vested stock options, respectively. As of December 31, 2025, the aggregate amount of unvested compensation related to stock options was approximately $1,109,667 which will be recognized as an expense as the options vest in future periods through February 2028.

The weighted average remaining contractual life of common stock options outstanding and exercisable at December 31, 2025 was 8.16 years. Based on a fair market value of $1.03 per share on December 31, 2025, the intrinsic value attributed to exercisable but unexercised common stock options was $178,975 at December 31, 2025.

The exercise prices of common stock options outstanding and exercisable at December 31, 2025 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	992,222	318,611
$1.05	7,500	7,500
$1.25	24,000	24,000
$1.50	400,000	400,000
$3.35	61,000	61,000
$4.42	2,562,500	1,708,333
	4,047,222	2,519,444

13. Commitments and Contingencies

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

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

Steve Handy

Effective August 21, 2024, Giftify entered into a new employment agreement with Steve Handy, its Chief Financial Officer, pursuant to which Mr. Handy’s annual salary is $250,000, increasing at 5% annually. In addition, Mr. Handy is to receive a minimum annual cash bonus of $25,000.

Elliot Bohm and Marc Ackerman

Effective on December 29, 2023, the Company entered into an Employment Agreements with Elliot Bohm and Mark Ackerman. Mr. Bohm was the President of CardCash and Mr. Ackerman was the Chief Operating Officer of CardCash prior to the acquisition by Giftify and will remain in those positions following the acquisition. Bohm also joined the Board of Directors of Giftify.

Under the terms of the four-year agreements, Mr. Bohm and Mr. Ackerman shall each receive an annual base salary of $375,000 and a one-time award of 1,250,000 restricted shares of Giftify’s common stock with an aggregate fair value of $10 million, 50% vesting immediately and 50% vesting over 4 years. In addition, Mr. Bohm and Mr. Ackerman shall receive a minimum annual bonus of $100,000, payable in cash, stock, or both, on terms mutually acceptable to the Board and Mr. Bohm and Mr. Ackerman.

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

Mr. Bohm and Mr. Ackerman also entered into a confidentiality and non-competition agreement in conjunction with their employment agreement, which contains covenants restricting them from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter, and prohibiting them from disclosing confidential information regarding our company at any time.

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

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net loss. Consolidated net loss is used for evaluating financial performance. The monitoring of budgeted versus actual results is used in assessing the performance of the Company and in establishing management’s compensation.

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

	Year Ended December 31,
	2025	2024

Net Sales	$83,181,716	$88,934,036
Cost of sales	67,686,362	75,789,255
Gross profit	15,495,354	13,144,781

Operating expenses
Employee compensation and benefits	6,175,515	6,520,852
Stock-based compensation expense	6,302,614	11,634,708
Merchant and bank fees	4,250,638	3,812,064
Facility costs	602,955	560,937
Consulting and outside provider costs	2,263,779	2,395,550
Sales and marketing costs	2,082,434	1,911,006
Depreciation of capitalized software costs	646,173	1,472,974
Amortization of intangible assets	2,271,673	2,431,668
Other operating expenses	1,254,319	780,748
Total operating expenses	25,850,100	31,520,507
Loss from operations	$(10,354,746)	$(18,375,726)

15. Subsequent Events

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

Subsequent to December 31, 2025, the Company sold 25,795 shares of Common Stock and received net proceeds of $27,551, or an average of $1.10 per share, under its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Private Offering

Subsequent to December 31, 2025, the Company received net proceeds of $510,000 from the sale of 470,000 shares of common stock at an average price of $1.09 per share in a private placement.

Stock Based Compensation

On February 2, 2026, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted 1,400,000 restricted shares of common stock and options exercisable into 765,000 shares of the Company’s common stock to its executives and employees.

The restricted shares of common stock and stock options vest equally over 36 months. The stock options are exercisable at a weighted average price of $1.04 per share with an average life to expiration of approximately six years. The total fair value of these options at the grant date was approximately $791,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $1.04 per share, expected term of 6.00 years, volatility of 218%, dividend rate of 0%, and weighted average risk-free interest rate of 3.74%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2025.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed at a reasonable assurance level to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to Company management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025, and have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness described below.

Notwithstanding the identified material weakness, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in conformity with U.S. GAAP.

Inherent Limitations on Effectiveness of Controls

Management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s controls and procedures are designed to provide reasonable assurance that control system’s objective will be met, and the CEO and CFO have concluded that the Company’s disclosure controls and procedures are ineffective at the reasonable assurance level. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were not effective.

The Company identified a material weakness in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously reported, a material weaknesses continued to exist as of December 31, 2025, related to information technology (“IT”) general controls because the Company did not design and maintain effective IT general controls for information systems that are relevant to the preparation of the financial statements. Specifically, Company did not design and maintain effective program change management controls to ensure that IT program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. The material weakness related to the IT general controls did not result in adjustments to the financial statements for the year ended December 31, 2025.

Remediation Plan for Material Weaknesses

The Company is committed to remediating its material weaknesses as promptly as possible. Ongoing remediation activities include:

●	We have designed and began implementing formal accounting policies, procedures and controls; and
●	We continue to enhance documentation and control execution, ensuring the completeness and accuracy of supporting data; and

Management will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Ketan Thakker	57	Chief Executive Officer; President and Chairman
Steve Handy	58	Chief Financial Officer
Balazs Wellisch(1)	53	Chief Operating Officer of Restaurant.com
Elliot Bohm	43	Director, President of CardCash
Marc Ackerman	41	Chief Operating Officer of CardCash
Kevin Harrington	65	Director
M. Scot Wingo	52	Director
Paul K. Danner	67	Director

(1) Balazs Wellisch resigned on August 18, 2025.

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

Steve Handy joined Giftify, Inc. on August 26, 2024, as its Chief Financial Officer. Mr. Handy brings over two decades of extensive financial leadership experience to the Company with a proven track record in guiding companies through significant growth phases, public offerings, and operational transformations. He joins Giftify from Newton Golf, Inc., a Nasdaq listed company, where he played a pivotal role as Chief Financial Officer in its successful initial public offering and its realized accelerated revenue growth of over 700% in the first half of 2024 compared to 2023. Mr. Handy attended numerous investor conferences and established controls and procedures to facilitate the company’s transition from a private to a public company, including implementing Oracle NetSuite ERP.

Before his tenure at Newton Golf, Inc., Mr. Handy served as Chief Financial Officer and Director of Operations at Opti-Harvest, Inc., an agricultural innovation company, where he oversaw financial strategy and operations. His earlier experience includes his role as Chief Financial Officer of Tix Corporation, a former publicly traded entertainment ticketing company, where he led financial operations from March 2010 to May 2021. Mr. Handy’s extensive experience also includes senior financial roles, including serving as Chief Financial Officer at SM&A, a former Nasdaq-listed professional services firm, and at Dot Hill Systems, a former publicly traded technology manufacturer, where he managed operations in Europe. Mr. Handy began his career as a Senior Auditor for Deloitte & Touche LLP. He holds a Bachelor of Science in Management from California State University, San Marcos, and is a Certified Public Accountant in California.

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

Board of Directors and Corporate Governance

When considering whether directors have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the information discussed in each of the directors’ individual biographies as set forth above. With regard to Mr. Thakker, the Board considered his day-to-day operational leadership of our company and his in-depth knowledge of our business. In the case of Messrs. Wingo, Danner and Harrington, the Board has considered their extensive experience in corporate management that will assist our corporate governance.

The Board of Directors periodically reviews the relationships directors have with our company to determine whether they are independent. Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from us, are not an affiliated person of our company or our subsidiaries (e.g., an officer or a greater than 10% stockholder) and are independent within the meaning of applicable United States laws, regulations and the Nasdaq Capital Market listing rules. In this latter regard, the Board of Directors uses the Nasdaq Marketplace Rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of our directors are independent, solely in order to comply with applicable SEC disclosure rules.

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

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Capital Market and the SEC. We have posted a copy of our code of ethics on our website and intend to post amendments to this code, as well as any waivers of its requirements.

Insider Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, while they are in possession of material non-public information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Conflicts of Interest

We comply with applicable state law regarding transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders, or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors. We expect to have at least three independent directors serving on the Board of Directors and intend to maintain a Board of Directors consisting of a majority of independent directors.

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

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide indemnification, whether or not the corporation would otherwise have the power to do so.

Our second amended and restated bylaws include an indemnification provision under which we have the power to indemnify our directors, officers, former directors and officers, employees and other agents (including heirs and personal representatives) against all costs, charges and expenses actually and reasonably incurred, including an amount paid to settle an action or satisfy a judgment to which a director or officer is made a party by reason of being or having been a director or officer of the Company. Our bylaws further provide for the advancement of all expenses incurred in connection with a proceeding upon receipt of an undertaking by or on behalf of such person to repay such amounts if it is determined that the party is not entitled to be indemnified under our bylaws. No advance will be made by the Company to a party if it is determined that the party is acting in bad faith. These indemnification rights are contractual, and as such will continue as to a person who has ceased to be a director, officer, employee, or other agent, and will inure to the benefit of the heirs, executors, and administrators of such a person.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of Giftify, Inc during the years ended December 31, 2025 and 2024; and (ii) each other individual who served as an executive officer of Giftify, Inc. at the conclusion of the years ended December 31, 2025 and 2024 and who received more than $100,000 in the form of salary and bonus during such year. For the purposes of this report, these individuals are collectively the “named executive officers” of our Company.

Name and Position	Years	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Ketan Thakker,	2025	$415,000	$100,000	$230,000	—	—	—	—	$745,000
Chairman, President and CEO (1)	2024	$400,000	$100,000	$844,000	—	—	—	—	$1,344,000

Steve Handy,	2025	$227,000	$25,000	$—	$90,000	—	—	—	$342,0000
CFO (1)(2)	2024	$72,000	$9,000	$—	$804,000	—	—	—	$885,0000

Elliot Bohm	2025	$393,000	$100,000	$92,000	—	—	—	—	$585,000
Director, President CardCash (1)	2024	$375,000	$100,000	$422,000	—	—	—	—	$897,000

Marc Ackerman	2025	$393,000	$100,000	$92,000	—	—	—	—	$585,000
Chief Operating Officer, CardCash (1)	2024	$375,000	$100,000	$422,000	—	—	—	—	$897,000

Balazs Wellisch (3)	2025	$112,000	$—	$—	90,000	—	—	—	$202,000
Chief Operating Officer, Restaurant.com	2024	$150,000	$—	$—	1,200,000	—	—	—	$1,350,000

(1)	Bonuses for 2025 and 2024 were earned but not paid as of December 31, 2025.
(2)	Mr. Handy’s employment became effective on August 23, 2024.
(3)	Mr. Wellisch’s employment ended on August 18, 2025.

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

Steve Handy

On August 23, 2024, Giftify Inc. (the “Company”) entered into an Executive Employment Agreement (the “Agreement”) with Steve Handy, the Company’s Chief Financial Officer (CFO). Under the terms of the three-year Agreement, Mr. Handy shall receive an annual base salary of $250,000 with a minimum annual merit increase of 5% of his annual salary in the prior year and a minimum annual bonus of $25,000.

If the Agreement is terminated by Mr. Handy for good reason, or the Company without cause, the Company is obligated to pay Mr. Handy a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the lesser of (i) six (6) months of Executive’s then-current base salary or (ii) the remainder of the term of the Agreement.

(B) Earned but Unpaid Amounts. Any previously earned but unpaid salary through the Executive’s final date of employment with the Company, and any previously earned but unpaid bonus amounts prior to the date of the Executive’s termination of employment.

(C) Equity. All equity vested at the time of termination shall be retained by the Executive, and all equity that has not vested shall be accelerated and deemed vested.

(D) Other Benefits. The Company shall provide continued coverage for the remainder of the Severance Period under all health, life, disability, and similar employee benefit plans and programs of the Company on the same basis as Executive was entitled to participate immediately prior to such termination.

Mr. Handy also entered into a confidentiality and non-competition agreement in conjunction with his employment agreement, which contains covenants restricting Mr. Handy from engaging in any activities competitive with our business during the term of the employment agreement and one year thereafter and prohibiting him from disclosure of confidential information regarding our company at any time.

Elliot Bohm

Effective on December 29, 2023, following the closing of our merger with CardCash, the Company entered into an Employment Agreement (the “Agreement”) with Elliot Bohm. Mr. Bohm was the President of CardCash prior to the closing of our merger, and per the terms of the Agreement, Mr. Bohm will remain as President of CardCash, and will join the Board of Directors of Giftify, as well as serving as a member of the Board of Directors of CardCash. Under the terms of the four-year Agreement, Mr. Bohm shall receive an annual base salary of $375,000 and 1,250,000 restricted shares of Giftify’s common stock, of which 625,000 shall be issued upon execution of the Agreements and an additional 625,000 restricted shares of Giftify’s common stock shall vest 25% or 156,250 shares on each anniversary of the Agreement. In addition, Mr. Bohm shall receive a minimum annual bonus of $100,000.

If the Agreement is terminated by Mr. Bohm for good reason, or the Company without cause, the Company is obligated to pay Mr. Bohm a cash payment, payable in equal installments over a six (6) month period (the “Severance Period), equal to the sum of the following:

(A) Salary. The equivalent of the greater of (i) twelve (12) months of the Executive’s then-current base salary or (ii) the remainder of the term of this Agreement.

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

The following table sets forth certain information about outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2025.

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares (#)	Market Value of Shares (2)

Steve Handy	2/1/2025	30,556	69,444	0.90	2/1/2035
	4/1/2024	133,333	66,667	4.01	4/1/2034

Ketan Thakker	-	-	-	-	-	184,722	$203,139

Marc Ackerman	-	-	-	-	-	387,500	$1,335,945

Elliot Bohm	-	-	-	-	-	387,500	$1,335,945

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”
(2)	This amount reflects the fair market value of our common stock on the grant date multiplied by the amount shown in the column for the number of shares that have been granted.

Director Compensation

Upon commencement of their Board membership on February 13, 2019, the nonexecutive members of the Board, Messrs. Harrington, Wingo and Danner, each received a grant of 20,000 restricted shares of our common stock. Messrs. Harrington, Wingo and Danner, each received additional grants of 160,000 restricted shares of our common stock in August 2020, 60,000 restricted shares of our common stock in March 2022, and 120,000 restricted shares of our common stock in April 2023. The Board members received no other compensation for board service during the year ended December 31, 2024. During the year ended December 31, 2025, Mr. Danner received cash compensation of $34,000 for his board service. No other nonexecutive members of the Board received compensation for board service during the year ended December 31, 2025.

The following table sets forth information regarding compensation earned by or paid to our directors for the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Ketan Thakker	—	—	—	—
Elliot Bohm	—	—	—	—
Paul K. Danner	34,000	—	—	34,000
M. Scot Wingo	—	—	—	—
Kevin Harrington	—	—	—	—

(1)	All equity awards listed in this table were granted pursuant to our 2019 Plan, the terms of which are described above under “Equity Compensation Plan Information.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2026, the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our named executive officers;

●	each current director; and

●	all of our current executive officers and directors as a group; and

There were 33,652,964 shares of our common stock outstanding on February 28, 2026. Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, we believe, based on the information furnished, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2026, are deemed outstanding. These shares of common stock, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Each person named in the table has sole voting and investment power and that person’s address is c/o Giftify, Inc., 1100 Woodfield Road, Suite 510, Schaumburg, IL 60172.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock
5% Stockholders
Eldridge RDE Holdings, LLC (1)	2,470,479	7.2%
Interactive Communications (2)	2,595,370	7.6%

Named Executive Officers and Directors
Ketan Thakker, Director and Chief Executive Officer (3)	3,041,654	9.0%
Steve Handy, Chief Financial Officer (4)	336,048	1.0%
Elliot Bohm, Director, President of CardCash (5)	1,159,720	3.5%
Marc Ackerman, Chief Operating Officer, CardCash (6)	1,159,720	3.5%
Paul Danner III, Director (7)	368,333	1.1%
Kevin Harrington, Director (7)	368,333	1.1%
M. Scot Wingo, Director (7)	368,333	1.1%

All executive officers and directors as a group (7 individuals)	6,334,364	20.2%

(1)	The address of the principal business office of each of the Reporting Persons is 600 Steamboat Road, Greenwich, CT 06830. Anthony Minella of Eldridge Industries, LLC has the authority to buy and sell securities.

(2)	The address of the principal business office of each of the Reporting Persons is 250 Williams Street, Atlanta, GA 30303. Michael D. Gruenhut of Interactive Communications has the authority to buy and sell securities.

(3)	Includes 2,961,098 shares owned, and vested unissued restricted shares of 80,556 shares.

(4)	Includes 48,826 shares owned, vested options to purchase 278,889 shares, and vested unissued restricted shares of 8,333 shares.

(5)	Includes 1,122,220 shares owned and vested unissued restricted shares of 37,500 shares.

(6)	Includes 1,122,220 shares owned and vested unissued restricted shares of 37,500 shares.

(7)	Includes 360,000 shares owned and vested unissued restricted shares of 8,333 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There were no transactions since December 31, 2025 or any currently proposed transaction, in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last completed fiscal year. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Policies and Procedures for Related Party Transactions

We do not have a formal policy regarding approval of transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal year 2025 and 2024 non-audit services listed below were pre-approved.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

Description	December 31, 2025	December 31, 2024
Audit fees	$244,783	$315,006
Audit-related fees	-	-
Tax fees	66,188	30,468
All other fees	-	34,295
Total	$310,971	$379,769

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 18, 2023, by and among RDE, Inc., CardCash Acquisition Corp. and CardCash Exchange, Inc.	8-K	000-56417	10.1	8/22/2023
3.1	Certificate of Incorporation	10-12g	000-56417	3.1	4/8/2022
3.2	Amendment to Certificate of Incorporation	10-12g	000-56417	3.2	4/8/2022
3,3	Second Amended and Restated Bylaws	10-12g	000-56417	3.3	4/8/2022
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock	10-K	001-42206	4.1	3/31/2025
4.2	2019 Stock Incentive Plan	10-K	001-42206	4.2	3/31/2025
10.1	Promissory Note dated September 20, 2024 Issued by Giftify, Inc. to Spars Capital Group LLC	8-K	001-42206	10.1	9/24/2024
10.2	Security Agreement dated September 20, 2024, between Giftify, Inc. and Spars Capital Group LLC	8-K	001-42206	10.2	9/24/2024
10.3	At the Market Issuance Sales Agreement dated October 25, 2024, between Giftify, Inc. and Ascendiant Capital Markets, LLC.	8-K	001-42206	10.1	10/25/2024
10.4	Strata Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.1	12/20/2024
10.5	Securities Purchase Agreement dated December 16, 2024, between Giftify, Inc. and ClearThink Capital Partners, LLC	8-K	001-42206	10.2	12/20/2024
14.1	Code of Ethics	10-K	000-56417	14.1	4/9/2024
19.1	Insider Trading Policy	10-K	001-42206	19.1	3/31/2025
21	List of Subsidiaries of Giftify, Inc.	10-K	001-42206	21	3/31/2025
24.19	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIFTIFY, INC.

March 18, 2026	By:	/s/ Ketan Thakker
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

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive	March 18, 2026
Ketan Thakker	Officer) and Director

/s/ Steve Handy	CFO (Principal Financial and Accounting	March 18, 2026
Steve Handy	Officer)

/s/ Elliot Bohm	Director (President and CEO of CardCash)	March 18, 2026
Elliot Bohm

/s/ M. Scot Wingo	Director	March 18, 2026
M. Scot Wingo

/s/ Kevin Harrington	Director	March 18, 2026
Kevin Harrington

/s/ Paul K. Danner	Director	March 18, 2026
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	March 18, 2026
Ketan Thakker

