Form 10-K/A
period 2025-12-31
GIFTIFY, INC.
filed 2026-04-10
CIK 1760233

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 18, 2026 (the “Original Filing”). We are filing this Amendment No. 1 to include the clawback policy related to recovery of erroneously awarded executive compensation required to be adopted by April 14, 2025, by Giftify, Inc. under Nasdaq Section 10D of the Securities Exchange Act of 1934, as amended, the SEC rules promulgated thereunder and Nasdaq Listing Rule 5608. No changes have been made to the Original Filing other than furnishing the clawback policy summary and the clawback policy attached to this Amendment No, 1 as Exhibit 97.1. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing.

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

Clawback Policy

In April 2025, our Board of Directors adopted a policy regarding the recovery of erroneously awarded compensation (“Clawback Policy”) in accordance with the applicable rules of Nasdaq and Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended. In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements under U.S. securities laws or otherwise erroneous data or if we determine there has been a significant misconduct that causes material financial, operational or reputational harm, we shall be entitled to recover a portion or all of any incentive-based compensation, if any, provided to certain executives who, during a three-year period preceding the date on which an accounting restatement is required, received incentive compensation based on the erroneous financial data that exceeds the amount of incentive-based compensation the executive would have received based on the restatement.

Our Clawback Policy shall be administered by our Compensation Committee, and the Compensation Committee has the authority, in accordance with the applicable laws, rules and regulations, to interpret and make determinations necessary for the administration of the Clawback Policy, and may forego recovery in certain instances, including if it determines that recovery would be impracticable. The full text of our Clawback Policy is included as Exhibit 97.1 to this annual report.

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

GIFTIFY, INC.

April 10, 2026	By:	/s/ Ketan Thakker
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

Signature	Title	Date

/s/ Ketan Thakker	CEO (Principal Executive Officer) and Director	April 10, 2026
Ketan Thakker

/s/ Steve Handy	CFO (Principal Financial and Accounting Officer)	April 10, 2026
Steve Handy

/s/ Elliot Bohm	Director (President and CEO of CardCash)	April 10, 2026
Elliot Bohm

/s/ M. Scot Wingo	Director	April 10, 2026
M. Scot Wingo

/s/ Kevin Harrington	Director	April 10, 2026
Kevin Harrington

/s/ Paul K. Danner	Director	April 10, 2026
Paul K. Danner

*/s/ Ketan Thakker	As Attorney-In-Fact*	April 10, 2026
Ketan Thakker

