Form 10-Q
period 2026-03-31
GIFTIFY, INC.
filed 2026-05-12
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 34,109,649 shares of common stock outstanding as of April 30, 2026.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, geopolitical conflicts, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our services and products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $750,000 and $1,000,000 at March 31, 2026 and December 31, 2025, respectively)	$4,181,974	$3,654,944
Accounts receivable	162,075	142,878
Inventories, net	3,089,936	3,751,549
Prepaid expenses and other current assets	304,365	196,104
Total current assets	7,738,350	7,745,475

Property and equipment, net	282,267	443,811
Operating lease right-of- use asset, net	1,004,231	1,088,091
Deposits	75,115	68,189
Intangible assets, net	1,910,480	2,487,822
Goodwill	20,007,670	20,007,670
Total assets	$31,018,113	$31,841,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,334,515	$1,815,727
Accrued expenses	1,713,464	1,917,961
Customer deposits	3,880	2,015
Deferred revenue	96,189	130,376
Secured revolving line of credit	3,154,247	3,212,935
Convertible promissory note	46,137	46,137
Notes payable, current portion	12,240	12,240
Operating lease liability, current portion	370,047	358,861
Total current liabilities	7,730,719	7,496,252

Notes payable, net of current portion	648,171	651,349
Deferred income taxes	479,250	608,000
Operating lease liability, net of current portion	678,573	774,510
Total liabilities	9,536,713	9,530,111

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 34,007,467 and 33,146,517 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	34,008	33,147
Additional paid-in-capital	122,533,202	120,713,202
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(101,436,653)	(98,786,245)
Total stockholders’ equity	21,481,400	22,310,947

Total liabilities and stockholders’ equity	$31,018,113	$31,841,058

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Net Sales	$21,357,404	$22,277,013
Cost of sales	17,112,165	18,695,377
Gross profit	4,245,239	3,581,636

Operating Expenses
Selling, general and administrative expenses	6,173,344	6,043,841
Depreciation of capitalized software costs	161,543	161,543
Amortization of intangible assets	577,341	543,917
Total operating expenses	6,912,228	6,749,301

Loss from operations	(2,666,989)	(3,167,665)

Other expense:
Interest income	4,394	-
Interest expense	(116,715)	(209,571)
Total other expense, net	(112,321)	(209,571)
Net loss before income tax benefit	(2,779,310)	(3,377,236)
Income tax benefit	128,902	159,904
Net loss	$(2,650,408)	$(3,217,332)

Net loss per share – basic and diluted	$(0.08)	$(0.11)

Weighted average common shares outstanding – basic and diluted	33,579,131	28,354,277

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	33,146,517	$33,147	350,843	$350,843	$120,713,202	$(98,786,245)	$22,310,947

Fair value of vested options	-	-	-	-	622,033		622,033

Fair value of vested restricted stock units	216,459	216	-	-	526,562		526,778

Fair value of common stock issued for services	45,832	46	-	-	46,411		46,457

Issuance of common stock for cash under at-the-market sale agreement, net	28,659	29	-	-	30,564		30,593

Issuance of common stock for cash in private placement, net	570,000	570	-	-	594,430		595,000

Net loss	-	-	-	-	-	(2,650,408)	(2,650,408)

Balance, March 31, 2026 (Unaudited)	34,007,467	$34,008	350,843	$350,843	$122,533,202	$(101,436,653)	$21,481,400

For the Three Months Ended March 31, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	994,295		994,295

Fair value of vested restricted stock units	266,667	267	-	-	568,442		568,709

Fair value of common stock issued for services	158,332	158	-	-	238,972		239,130

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	764,743	765	-	-	1,030,349		1,031,114

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public offering, net	600,000	600	-	-	477,400		478,000

Net loss	-	-	-	-	-	(3,217,332)	(3,217,332)

Balance, March 31, 2025 (Unaudited)	29,273,359	$29,267	350,843	$350,843	$112,471,311	$(91,511,919)	$21,339,502

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,650,408)	$(3,217,332)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested options	622,034	994,295
Fair value of vested restricted common stock	526,778	568,709
Fair value of common stock issued for services	46,457	239,130
Loss on fair value of common stock issued for settlement of vendor	-	33,750
Change in inventory reserve	5,000	-
Depreciation of capitalized software costs	161,543	161,543
Right of use assets	83,860	77,061
Amortization of intangible assets	577,341	543,917
Amortization of debt discount	-	6,143
Accrued interest	-	(62,438)
Changes in operating assets and liabilities:
Accounts receivable	(19,197)	60,940
Inventories	656,613	290,999
Prepaid expenses and other current assets	(108,261)	(245,230)
Deposits	(6,926)	-
Accounts payable	518,789	193,893
Accrued expenses	(204,497)	(53,978)
Customer deposits	1,865	(94,729)
Deferred revenue	(34,187)	36,309
Deferred taxes	(128,750)	(146,858)
Operating lease liability	(84,751)	(74,594)
Net cash used in operating activities	(36,697)	(688,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	39,209,772	30,435,894
Repayments of line of credit	(39,268,460)	(30,558,645)
Proceeds from note payable	-	985,000
Repayment of notes payable	(3,178)	(750,000)
Repayment of notes payable – related party	-	(2,000,000)
Proceeds from sale of common stock under at-the-market sale agreement, net of issuance costs	30,593	1,031,113
Proceeds from sale of common stock in private placement, net of issuance costs	595,000	-
Proceeds from sale of common stock under stock purchase agreement, net of issuance costs	-	374,500
Proceeds from sale of common stock in public offering, net of issuance costs	-	478,000
Net cash provided by (used in) financing activities	563,727	(4,138)

Net increase (decrease) in cash and cash equivalents	527,030	(692,608)
Cash and cash equivalents beginning of period	3,654,944	4,301,842
Cash and cash equivalents end of period	$4,181,974	$3,609,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$116,715	$232,877
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for trade accounts payable	$-	$108,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

1. Organization and Basis of Presentation

Giftify, Inc. (the “Company” or “Giftify”), through its wholly owned subsidiary, Restaurant.com, Inc., has been in the business of connecting digital consumers, businesses, and communities with dining and merchant deals throughout the United States.

In May 2025, the Company acquired Takeout7 Inc (“Takeout7”, see Note 11). Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeout7 expands the Company’s technology offerings to include end-to-end solutions for independent restaurants. Takeout7 and its operations were merged into our subsidiary, Restaurant.com, in early 2026.

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

On August 6, 2024, The Nasdaq Stock Market (“Nasdaq”) granted the Company’s application for listing on Nasdaq.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, which consist of normal recurring adjustments, considered necessary for a fair presentation of the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Card Cash Exchange, Inc., Restaurant.com, and Takeout 7. All intercompany balances and transactions have been eliminated in consolidation.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the accompanying financial statements were issued. Giftify and CardCash have a history of reporting net losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, when the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale, revenue is recognized on a gross basis because the Company acts as principal, takes control of the gift cards, and bears the inventory risk before reselling them. This differs from arrangements in which the Company’s role is solely to act as an agent, arranging for our supplier to deliver discounted gift cards directly to our customer. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. Agent transactions represent approximately 8% and 4% of net sales for the three-month periods ended March 31, 2026 and 2025, respectively.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three months ended March 31, 2026 and 2025:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended March 31, 2026
Business to consumer (B2C)	$9,780,065	$18,179	$-	$9,798,244
Business to business (B2B)	11,028,583	526,189	4,388	11,559,160
Total	$20,808,648	$544,368	$4,388	$21,357,404

Three Months Ended March 31, 2025
Business to consumer (B2C)	$10,496,215	$90,090	$-	$10,586,305
Business to business (B2B)	11,370,899	284,878	34,931	11,690,708
Total	$21,867,114	$374,968	$34,931	$22,277,013

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill that arose from acquisition of CardCash was $20,007,670. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of March 31, 2026.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of March 31, 2026.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $349,268 and $290,684 for the three months ended March 31, 2026 and 2025, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At March 31, 2026 and 2025, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025

Convertible notes payable	30,758	29,258
Common stock issuable	350,843	350,843
Common stock options	4,812,222	4,543,250
Total	5,193,823	4,923,351

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended March 31, 2026 and 2025, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

Concentrations

Cash. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Net sales. During the three months ended March 31, 2026, the Company sold one merchant’s gift cards that accounted for 13% of net sales. During the three months ended March 31, 2025, the Company sold one merchant’s gift cards that accounted for 12% of net sales. No other sale of merchant gift cards exceeded 10% of net sales in either period.

Gross profit. During the three months ended March 31, 2026, the Company sold one merchant’s gift cards that accounted for approximately 24% of our gross profit. During the three months ended March 31, 2025, the Company sold one merchants’ gift cards that accounted for approximately 18% of our gross profit. No other sale of merchant gift cards exceeded 10% of gross profit in either period.

Purchases from vendors. During the three months ended March 31, 2026, the Company’s three largest vendors accounted for approximately 24%, 19% and 15% of all purchases. During the three months ended March 31, 2025, the Company’s two largest vendors accounted for approximately 20% and 15% of all purchases. No vendor accounted for more than 10% of all purchases in either period.

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

Reclassifications

Certain prior-year amounts have been reclassified to align with the current-period presentation. Merchant receipts (i.e., credit card processors) amounting to $726,965, which were previously presented as a component of accounts receivable at March 31, 2025, have been reclassified as a component of cash and cash equivalents to conform to current year presentation. This reclassification did not affect the reported results of operations. For the three months ended March 31, 2025, the cash flows used in operating activities in the condensed consolidated statements of cash flows were revised to $668,470 from $1,448,924.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(2,281,045)	(2,119,501)
Property and equipment, net	$282,267	$443,811

Depreciation expense for the three months ended March 31, 2026 and 2025 was $161,543 and $161,543, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Goodwill	$20,007,670	$20,007,670

Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	3,091,163	3,091,163
Intangible assets, gross	7,191,163	7,191,163
Accumulated amortization	(5,280,683)	(4,703,341)
Intangible assets, net	$1,910,480	$2,487,822

On December 29, 2023, in relation to the acquisition of CardCash, the Company recorded goodwill of $20,007,670.

The Company’s intangible asset balance was $2,487,822 at December 31, 2025. During the three months ended March 31, 2026, the Company recorded an amortization expense of $577,341, leaving a remaining intangible asset balance of $1,910,480 at March 31, 2026.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Estimated amortization expense for the Company is as follows:

2026 (remaining)	$1,678,542
2027	163,720
2028	68,218
$1,910,480

5. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,133,371 as of December 31, 2025. During the three months ended March 31, 2026, the Company made payments of $84,751 against its operating lease liability, resulting in a lease liability of $1,048,620 as of March 31, 2026, of which the current portion of lease liability was $370,047, and a long-term lease liabilities balance of $678,573.

During the three months ended March 31, 2026 and 2025, lease costs totaled approximately $83,860 and $77,061, respectively.

As of March 31, 2026, the weighted average remaining lease terms for operating lease is 2.89 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of March 31, 2026:

As of March 31, 2026

2026 (remaining)	$330,933
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,179,468
Less: Imputed interest	(130,848)
Total operating lease liability	$1,048,620

6. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Line of credit	$3,154,247	$3,212,935

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

Interest on the Amended Note is based on the WSJ prime rate plus 3%, with a floor of 6.5%. The Note is collateralized by a blanket lien on the assets of CardCash. Advances under the Note may be measured against a percentage of eligible accounts and eligible inventory as defined. The amount advanced as a loan under the Note may not exceed an amount which is the lesser of: (i) $7,000,000 and the sum of (a) 100% of Eligible Credit Card Receivables (as defined), plus 100% of the Product Costs for Eligible Inventory (as defined), provided however, that the Product Costs for Eligible Inventory consisting of Prepaid Inventory shall not exceed $750,000. In addition, if CardCash terminates the Note prior to December 31, 2025, it must pay an Exit Fee of 0.50% of $7,000,000, together with all unpaid Loan Fees and Maintenance Fees due under the Agreement. The Amended Note decreased the required minimum cash collateral balance from $1,250,000 to $1,000,000. During the three months ended March 31, 2026, Pathward decreased the required minimum cash collateral balance from $1,000,000 to $750,000.

At March 31, 2026 and December 31, 2025, Pathward requires a deposit of $750,000 and $1,000,000, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets. At March 31, 2026 and December 31, 2025, the average interest rate was approximately 10.5% and 10.5%, respectively. As of March 31, 2026, the Company complied with customary debt covenants. At March 31, 2026 and December 31, 2025, there was $3,154,247 and $3,212,935 outstanding under the November 2020 Note.

7. Convertible Promissory Note

Convertible promissory note consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Convertible promissory note	$20,000	20,000
Accrued interest	26,137	26,137
Total principal and accrued interest (all current)	$46,137	$46,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2025, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2025, the principal balance of $20,000 and accrued interest of $26,137 are convertible at $1.50 per share into 30,758 shares of the Company’s common stock. At March 31, 2026, the principal balance of $20,000 and accrued interest of $26,137 are convertible at $1.50 per share into 30,758 shares of the Company’s common stock.

8. Notes Payable

Notes payable consist of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Economic Injury Disaster Loans (EIDL) note payable	$658,123	$661,301
Accrued interest	2,288	2,288
Total principal and accrued interest	660,411	663,589
Less current portion	(12,240)	(12,240)
Non-current portion	$648,171	$651,349

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2025, the note payable had a principal balance outstanding of $ 661,301 and accrued interest of $2,288. As of March 31, 2026, the note payable had a principal balance outstanding of $658,123 and accrued interest payable of $2,288.

9. Stockholders’ Equity

Common Stock Transactions

Three Months Ended March 31, 2026

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the three months ended March 31, 2026, the Company sold 28,659 shares of Common Stock and received net proceeds of $30,593, or an average of $1.07 per share, under its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Private Offering

During the three months ended March 31, 2026, the Company received net proceeds of $595,000 from the sale of 570,000 shares of common stock at an average price of $1.04 per share in a private placement.

Common Shares Issued on Vesting of Restricted Stock

During the three months ended March 31, 2026, the Company issued 216,459 shares on vesting of restricted common stock to its directors and executives.

Common Stock Issued for Services

During the three months ended March 31, 2026, the Company issued 45,832 shares of common stock with a fair value of $46,457, or $1.01 per share, for service rendered.

Common Stock Issuable

At March 31, 2026, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Three Months Ended March 31, 2025

Common Shares Issued on Vesting of Restricted Stock

During the three months ended March 31, 2025, the Company issued 217,015 shares on vesting of restricted common stock to its employees and executive.

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

10. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2026:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	961,112	-	$2,880,889	2.96
Granted	1,400,000	-	1,456,000	1.04
Vested	(217,015)	217,015	-	-
Forfeited	-			-
Issued	-	(217,015)	(526,778)	-
Balance, March 31, 2026	2,144,097	-	$3,810,111	$1.78

On February 2, 2026, the Company granted its Chief Executive Officer 500,000 shares of the Company’s restricted stock, its directors an aggregate of 300,000 shares of the Company’s restricted stock, and its executives an aggregate of 600,000 restricted shares of the Company’s common stock. The 1,400,000 restricted shares of the Company’s common stock had an aggregate fair value of $1,456,000, or $1.04 per share. The restricted shares of common stock vest monthly over a 36-month period.

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to other officers with an aggregate fair value of $414,000 or $0.92 per share. The restricted stock grant vest monthly over a 36-month period.

During the three months March 31, 2026 and 2025, the Company recognized $526,778 and $568,709 of stock compensation expense relating to restricted stock. As of March 31, 2026, the aggregate amount of unvested compensation related to restricted stock was approximately $3,810,111 which will be recognized as an expense as the restricted stock vest in future periods through February 2029.

Summary of Stock Options

A summary of stock option activity is presented below:

	Number of	Weighted Average Exercise
	Options	Price

Stock options outstanding at December 31, 2025	4,047,222	$4.28
Granted	765,000	1.04
Exercised	-	-
Expired or forfeited	-	-
Stock options outstanding at March 31, 2026	4,812,222	$2.78
Stock options exercisable at March 31, 2026	3,496,944	$3.45

On February 2, 2026, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 765,000 shares of its common stock to its executives and employees. The stock options are exercisable at a weighted average price of $1.04 per share with an average life to expiration of approximately six years. The total fair value of these options at the grant date was approximately $791,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $1.04 per share, expected term of 6.00 years, volatility of 218%, dividend rate of 0%, and weighted average risk-free interest rate of 3.74%.

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

During the three months March 31, 2026 and 2025, the Company recognized $622,033 and $994,295 of stock compensation expense relating to vested stock options. As of March 31, 2026, the aggregate amount of unvested compensation related to stock options was approximately $1,071,022 which will be recognized as an expense as the options vest in future periods through February 2029.

The weighted average remaining contractual life of common stock options outstanding and exercisable at March 31, 2026, was 8.22 years. Based on a fair market value of $1.00 per share on March 31, 2026, the intrinsic value attributed to exercisable and unexercised common stock options was $79,378 at March 31, 2026.

The exercise prices of common stock options outstanding and exercisable at March 31, 2026 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	992,222	399,444
$1.03	765,000	42,500
$1.05	7,500	7,500
$1.25	24,000	24,000
$1.50	400,000	400,000
$3.35	61,000	61,000
$4.42	2,562,500	2,562,500
	4,812,222	3,496,944

11. Acquisition

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

In accordance with ASC 805, the Company made an allocation of the purchase price for Takeout7 based on the estimated fair values of the assets acquired and liabilities assumed. The following table summarizes the provisional allocation of the fair value of the purchase consideration to the fair value of tangible assets, identifiable intangible assets, and assumed liabilities of Takeout7 on the date of acquisition:

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

	Three Months Ended March 31,
	2026	2025

Net sales	$21,357,404	$22,277,013
Cost of sales	17,112,165	18,695,377
Gross profit	4,245,239	3,581,636

Less:
Employee compensation and benefits	1,616,062	1,551,307
Stock-based compensation expense	1,195,269	1,563,005
Merchant and bank fees	1,262,507	1,115,030
Facility costs	132,548	171,274
Consulting and outside provider costs	752,110	808,413
Sales and marketing expenses	558,701	565,395
Depreciation of capitalized software costs	161,543	161,543
Amortization of intangible assets	577,341	543,917
Other operating expenses	656,147	269,417
Total operating expenses	6,912,228	6,749,301
Loss from operations	$(2,666,989)	$(3,167,665)

14. Subsequent Events

After March 31, 2026, the Company received net proceeds of $125,000 from the sale of 101,626 shares of common stock at an average price of $1.23 per share, as part of a private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 3% of gross revenue in the three months ended March 31, 2026. To our database of 6.2 million customers, we sell:

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

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 97% of our gross revenue in the three months ended March 31, 2026. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

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

Operating Metrics

●	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue consists of sales of discounted merchant gift cards, in which we collect the transaction price from the customer and remit a portion to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance, as they measure the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings we retain after merchant payments.

A reconciliation of our net sales (as reported) to our gross billings for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change %
Net sales (as reported)	$21,357,404	$22,277,013	-4.1%
Company costs of Agent Transactions (see discussion below)	23,665,089	13,742,451	72.2%
Gross billings	$45,022,493	$36,019,464	25.0%

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

Going Concern

The Company has a history of reporting net losses. As of March 31, 2026, the Company had $4,181,974 in cash available to fund its operations, including expansion plans, and to service its debt, and working capital of $7,631.

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

As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Three Months Ended March 31,
	2026	2025	Change %
Gross revenue (Principal Transactions)	$19,711,972	$21,231,322	-7.2%
Net revenue (Agent Transactions)	1,645,432	1,045,691	57.4%
Net Sales	$21,357,404	$22,277,013	-4.1%

The increase in net revenue recognized as agent increased $599,742, or 57.4%, during the three months ended March 31, 2026, as compared to the prior year period. The increase over the previous year was due to the sale of cruise-line-related gift cards, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Results of Operations – Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Operating Metrics

Our gross billings for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Change %
Gross billings	$45,022,493	$36,019,464	25.0%

Gross billings increased 25.0% during the three months ended March 31, 2026, as compared to the prior year period. A significant portion of our revenue comes from discounted merchant gift card sales, in which we collect the transaction price from the customer and remit a portion to third-party suppliers of the related goods or services. For these transactions, gross billings differ from the Net Sales reported in our Condensed Consolidated Statements of Operations, which reflect only the fees and commissions we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)

Net Sales	$21,357,404	$22,277,013
Cost of sales	17,112,165	18,695,377
Gross profit	4,245,239	3,581,636

Operating Expenses
Selling, general and administrative expenses	6,173,344	6,043,841
Depreciation of capitalized software costs	161,543	161,543
Amortization of intangible assets	577,341	543,917
Total operating expenses	6,912,228	6,749,301

Loss from operations	(2,666,989)	(3,167,665)

Other expense:
Interest income	4,394	-
Interest expense	(116,715)	(209,571)
Total other expense, net	(112,321)	(209,571)
Net loss before income tax benefit	(2,779,310)	(3,377,236)
Income tax benefit	128,902	159,904
Net loss	$(2,650,408)	$(3,217,332)

The following is a discussion of our results of operations.

Net Sales

Net sales for the three months ended March 31, 2026 and 2025, were $21,357,404 and $22,277,013, respectively, a decrease of 4.1%. The decrease in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 97% and 98% of our net sales for the three months ended March 31, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended March 31, 2026 and 2025 were $17,112,165 and $18,695,377, respectively. Gross profit increased $663,603, or 18.5%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 19.9% and 16.1% for the three months ended March 31, 2026 and 2025, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions) described above, compared with the prior-year period.

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

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $6,173,344 and $6,043,841, respectively, an increase of $129,503. The increase was due to increased employee compensation, legal and professional fees, and other general expenses to support our business, offset by a reduction in stock-based compensation expense of $606,865.

Amortization of capitalized software costs.

Amortization of capitalized software costs are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $161,543 and $161,543 for the three months ended March 31, 2026 and 2025, respectively.

Amortization of intangible assets.

Amortization of intangible assets are attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $577,341 and $543,917 for the three months ended March 31, 2026 and 2025, respectively.

Loss from Operations

We incurred a loss from operations of $2,666,989 and $3,137,66 for the three months ended March 31, 2026 and 2025, respectively. The decrease in loss from operations was due to our increased gross profit offset by decreased stock-based compensation expense, as discussed above.

Other Expenses, Net

Other expenses, net was $112,321 and $209,571 for the three months ended March 31, 2026 and 2025, respectively, and is comprised of interest expense, net of interest income. The decrease in interest expense, net was due to our decreased debt balances.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2026 and 2025 was $128,902 and $159,904, respectively.

Net Loss

Net loss for the three months ended March 31, 2026 and 2025 was $2,650,408 and $3,217,332, respectively. The decrease in net loss was driven by higher gross profit, lower stock-based compensation expense, and lower interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended March 31,
	2026	2025

Net Loss	$(2,650,408)	$(3,217,332)

Modified EBITDA adjustments:
Income taxes	(128,902)	(159,904)
Interest expense, net	116,715	209,571
Amortization of intangible assets	577,341	543,917
Amortization of capitalized software costs	161,543	161,543
Loss on fair value of stock issued on vendor settlement	-	33,750
Stock option and other noncash compensation	1,195,269	1,802,135
Total Modified EBITDA adjustments	1,921,966	2,591,012

Modified EBITDA	$(728,442)	$(626,320)

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the three months ended March 31, 2026, the Company recorded a net loss of $2,650,408 and used cash in operations of $36,697. Cash used in operations was primarily for working capital.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $4,181,974 cash generated from operations to last until March 31, 2027.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(36,697)	$(688,470)
Net cash provided by (used in) financing activities	563,727	(4,138)
Net increase (decrease) in cash and cash equivalents	$527,030	$(692,608)

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

Cash used in operating activities for the three months ended March 31, 2026 was $36,697 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the three months ended March 31, 2025 was approximately $692,608 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, fair value of vested stock options, and the fair value of common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $563,727, which was from aggregate proceeds of $625,593 on the sale of common stock, offset by repayment of our line of credit balance of $58,688, and repayment of our notes payable of $3,178.

Cash used in financing activities for the three months ended March 31, 2025 was $4,138, which was from proceeds of $1,883,613 on the sale of common stock, proceeds from notes payable of $985,000, offset by repayment of our line of credit of $122,751, and repayment of our notes payable of $2,750,000.

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

We have a history of reporting net losses. At March 31, 2026, we had cash of $4,181,974 available to fund our operations, including expansion plans, and to service our debt, and a working capital of $7,631. We anticipate our cash balance will last until March 2027. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2025 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2026 and 2025 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are inherently uncertain. In applying these policies, management uses its judgment to select the appropriate assumptions for certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

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

Off-Balance Sheet Arrangements

At March 31, 2026 and December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to a material weakness in internal control over financial reporting that was previously identified for the year ended December 31, 2025, and has not been fully remediated.

Notwithstanding this conclusion, in the opinion of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness related to the Company’s information technology (“IT”) general controls. Specifically, the Company did not design and maintain effective program change management controls to ensure that IT program and data changes affecting certain financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

Remediation of Previously Reported Material Weakness

In response to the material weaknesses identified management, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:

●	Continue to design and implement ITGCs, focusing on user access controls, periodic access reviews, and change management;
●	Continue to enhance documentation and control execution, ensuring the completeness and accuracy of supporting data; and
●	Continue to provide training to our control operators.

While management believes these controls are appropriately designed, the material weakness will not be considered fully remediated until the controls have operated for a sufficient period of time and management has completed testing to conclude that the controls are operating effectively.

The Company will continue to monitor the effectiveness of its remediation efforts and will make refinements as necessary.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GIFTIFY, INC.

Date: May 12, 2026	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

