Form 10-Q
period 2026-06-30
GIFTIFY, INC.
filed 2026-08-03
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 35,425,176 shares of common stock outstanding as of July 31, 2026.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, geopolitical conflicts, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our services and products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $750,000 and $1,000,000 at June 30, 2026 and December 31, 2025, respectively)	$3,924,338	$3,654,944
Accounts receivable	130,927	142,878
Inventories, net	3,293,956	3,751,549
Prepaid expenses and other current assets	309,539	196,104
Total current assets	7,658,760	7,745,475

Property and equipment, net	154,074	443,811
Operating lease right-of- use asset, net	918,551	1,088,091
Deposits	75,115	68,189
Intangible assets, net	1,359,632	2,487,822
Goodwill	20,007,670	20,007,670
Total assets	$30,173,802	$31,841,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,199,460	$1,815,727
Accrued expenses	1,743,559	1,917,961
Customer deposits	8,473	2,015
Deferred revenue	91,710	130,376
Secured revolving line of credit	3,049,171	3,212,935
Convertible promissory note	47,637	46,137
Notes payable, current portion	12,240	12,240
Operating lease liability, current portion	364,566	358,861
Total current liabilities	7,516,816	7,496,252

Notes payable, net of current portion	644,361	651,349
Deferred income taxes	350,500	608,000
Operating lease liability, net of current portion	595,820	774,510
Total liabilities	9,107,497	9,530,111

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 34,526,941 and 33,146,517 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	34,527	33,147
Additional paid-in-capital	123,358,640	120,713,202
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(102,677,705)	(98,786,245)
Total stockholders’ equity	21,066,305	22,310,947

Total liabilities and stockholders’ equity	$30,173,802	$31,841,058

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$21,747,024	$20,900,731	$43,104,428	$43,177,744
Cost of sales	17,343,380	17,045,106	34,455,545	35,740,483
Gross profit	4,403,644	3,855,625	8,648,883	7,437,261

Operating expenses
Selling, general and administrative expenses	4,978,565	5,714,543	11,151,909	11,758,384
Amortization of capitalized software costs	128,194	161,544	289,737	323,087
Amortization of intangible assets	550,849	557,062	1,128,190	1,100,979
Total operating expenses	5,657,608	6,433,149	12,569,836	13,182,450

Loss from operations	(1,253,964)	(2,577,524)	(3,920,953)	(5,745,189)

Other income (expenses)
Interest income	4,187	1,777	8,581	1,777
Interest expense	(116,725)	(143,374)	(233,440)	(352,945)
Total other income (expenses)	(112,538)	(141,597)	(224,859)	(351,168)

Net loss before income taxes	(1,366,502)	(2,719,121)	(4,145,812)	(6,096,357)
Income tax benefit	125,450	129,312	254,352	289,216
Net loss	$(1,241,052)	$(2,589,809)	$(3,891,460)	$(5,807,141)

Net earnings/(loss) per share – basic and diluted	$(0.04)	$(0.09)	$(0.11)	$(0.20)

Weighted average common shares outstanding – basic and diluted	34,156,421	29,532,501	33,869,370	28,946,644

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2026

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	34,007,467	$34,008	350,843	$350,843	$122,533,202	$(101,436,653)	$21,481,400

Fair value of vested options	-	-	-	-	53,795		53,795

Fair value of vested restricted stock units	232,846	233	-	-	467,350		467,583

Fair value of common stock issued for services	185,000	185	-	-	179,395		179,580

Issuance of common stock for cash in private placement, net	101,628	101	-	-	124,898		124,999

Net loss	-	-	-	-	-	(1,241,052)	(1,241,052)

Balance, June 30, 2026 (Unaudited)	34,526,941	$34,527	350,843	$350,843	$123,358,640	$(102,677,705)	$21,066,305

For the Six Months Ended June 30, 2026

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	33,146,517	$33,147	350,843	$350,843	$120,713,202	$(98,786,245)	$22,310,947

Fair value of vested options	-	-	-	-	675,828		675,828

Fair value of vested restricted stock units	449,305	449	-	-	993,912		994,361

Fair value of common stock issued for services	230,832	231	-	-	225,806		226,037

Issuance of common stock for cash under at-the-market sale agreement, net	28,659	29	-	-	30,564		30,593

Issuance of common stock for cash in private placement, net	671,628	671	-	-	719,328		719,999

Net loss	-	-	-	-	-	(3,891,460)	(3,891,460)

Balance, June 30, 2026 (Unaudited)	34,526,941	$34,527	350,843	$350,843	$123,358,640	$(102,677,705)	$21,066,305

For the Three Months Ended June 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	29,273,359	$29,267	350,843	$350,843	$112,471,311	$(91,511,919)	$21,339,502

Fair value of vested options	-	-	-	-	967,705		967,705

Fair value of vested restricted stock	72,915	73	-	-	495,136		495,209

Fair value of common stock issued for services	87,500	88	-	-	144,870		144,958

Issuance of common stock for cash under at-the-market sale agreement, net	204,171	210	-	-	352,379		352,589

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under private placement	166,667	167	-	-	249,833		250,000

Net loss	-	-	-	-	-	(2,589,809)	(2,589,809)

Balance, June 30, 2025 (Unaudited)	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

For the Six Months Ended June 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	1,962,000		1,962,000

Fair value of vested restricted stock	339,582	340	-	-	1,063,578		1,063,918

Fair value of common stock issued for services	245,832	246	-	-	383,842		384,088

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	968,914	975	-	-	1,382,728		1,383,703

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Issuance of common stock for cash under private placement	166,667	167	-	-	249,833		250,000

Net loss	-	-	-	-	-	(5,807,141)	(5,807,141)

Balance, June 30, 2025 (Unaudited)	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

The accompanying notes are an integral part of these consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,891,460)	$(5,807,141)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	675,828	1,962,000
Fair value of vested restricted common stock	994,361	1,063,918
Fair value of common stock issued for services	226,037	384,088
Loss on fair value of common stock issued for settlement of vendor	-	33,750
Depreciation of capitalized software costs	289,737	323,080
Right of use assets	169,540	155,724
Amortization of intangible assets	1,128,190	1,100,979
Amortization of debt discount	-	10,430
Accrued interest	1,500	(14,740)
Changes in operating assets and liabilities:
Accounts receivable	11,951	81,060
Inventories	457,593	2,094,785
Prepaid expenses and other current assets	(113,435)	(305,661)
Deposits	(6,926)	-
Accounts payable	383,732	(272,281)
Accrued expenses	(174,402)	(9,528)
Customer deposits	6,458	(94,847)
Deferred revenue	(38,666)	30,453
Deferred taxes	(257,500)	(293,716)
Operating lease liability	(172,985)	(152,402)
Net cash provided by (used in) operating activities	(310,447)	289,951

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on acquisition	-	109,543
Net cash provided by (used in) investing activities	-	109,543

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	79,335,061	61,299,312
Repayment of line of credit	(79,498,825)	(63,388,495)
Proceeds from note payable	-	985,000
Repayment of notes payable	(6,987)	(825,928)
Repayment of notes payable – related party	-	(2,000,000)
Proceeds from sale of common stock, net of expenses, under at-the-market sale agreement	30,593	1,383,702
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	-	374,500
Proceeds from public offering of common stock	-	478,000
Proceeds from private placement of common stock	719,999	250,000
Net cash provided by (used in) financing activities	579,841	(1,443,909)

Net increase (decrease) in cash and cash equivalents	269,394	(1,044,415)
Cash and cash equivalents beginning of period	3,654,944	4,301,842
Cash and cash equivalents end of period	$3,924,338	$3,257,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$233,440	$322,289
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition	$-	$609,000
Common shares issued for trade accounts payable	$-	$108,750
Accounts receivable from acquisition	$-	$37,499
Deposits from acquisition	$-	$2,633
Accounts payable from acquisition	$-	$500
Accrued expenses from acquisition	$-	$13,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

1. Organization and Basis of Presentation

Giftify, Inc. (the “Company” or “Giftify”), through its wholly owned subsidiaries, CardCash Exchange, Inc. and Restaurant.com, Inc., connects consumers with exclusive deals and supports business growth through strategic partnerships.

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

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, when the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale, revenue is recognized on a gross basis because the Company acts as principal, takes control of the gift cards, and bears the inventory risk before reselling them. This differs from arrangements in which the Company’s role is solely to act as an agent, arranging for our supplier to deliver discounted gift cards directly to our customer. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. Agent transactions represent approximately 7% and 5% of net sales for the three month periods ended June 30, 2026 and 2025, respectively, and approximately 8% and 5% of net sales for the six month periods ended June 30, 2026 and 2025, respectively

Significant Judgments and Estimates

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three and six months ended June 30, 2026 and 2025:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended June 30, 2026
Business to consumer (B2C)	$9,993,756	$17,296	$-	$10,011,052
Business to business (B2B)	11,269,555	466,417	-	11,735,972
Total	$21,263,311	$483,713	$-	$21,747,024

Three Months Ended June 30, 2025
Business to consumer (B2C)	$9,741,432	$74,611	$36,048	$9,852,091
Business to business (B2B)	10,553,218	495,422	-	11,048,640
Total	$20,294,650	$570,033	$36,048	$20,900,731

Six Months Ended June 30, 2026
Business to consumer (B2C)	$19,773,821	$35,483	$4,381	$19,813,685
Business to business (B2B)	22,298,138	992,605	-	23,290,743
Total	$42,071,959	$1,028,088	$4,381	$43,104,428

Six Months Ended June 30, 2025
Business to consumer (B2C)	$20,237,647	$164,700	$70,980	$20,473,327
Business to business (B2B)	21,924,118	780,299	-	22,704,417
Total	$42,161,765	$944,999	$70,980	$43,177,744

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

Goodwill

Goodwill represents the excess purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill that arose from acquisition of CardCash was $20,007,670. Under ASC 350 Intangibles-Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31. Impairment of goodwill and indefinite lived intangible assets is determined by comparing the fair value of the Company’s reporting unit to the carrying value of the underlying net assets in the reporting unit. If the fair value of the reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that there is only one reporting unit. No impairment indicators were identified as of June 30, 2026.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of June 30, 2026.

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

Advertising

The Company expenses advertising costs as incurred and amounted to $670,276 and $541,869 for the six months ended June 30, 2026 and 2025, respectively, which are recorded in general and administrative in the Statements of Operations.

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

At June 30, 2026 and 2025, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30, 2026	June 30, 2025

Convertible notes payable	31,758	29,758
Common stock issuable	350,843	350,843
Common stock options	4,864,222	4,126,622
Total	5,246,823	4,507,223

The issuable and potentially issuable shares as summarized above. These potentially issuable common shares would have been anti-dilutive because the Company had a net loss for the periods ended June 30, 2026 and 2025, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

Net sales. During the three months ended June 30, 2026, the Company sold two merchant gift cards that accounted for 19% and 10% of net sales. During the three months ended June 30, 2025, the Company sold two merchant gift cards that accounted for 14% and 12% of net sales. During the six months ended June 30, 2026, the Company sold two merchant gift cards that accounted for 14% and 10% of net sales. During the six months ended June 30, 2025, the Company sold one merchant’s gift card that accounted for 11% of net sales. No other sale of merchant gift cards exceeded 10% of net sales in either period.

Gross profit. During the three months ended June 30, 2026, the Company sold one merchant gift card that accounted for approximately 19% and 10% of our gross profit. During the three months ended June 30, 2025, the Company sold one merchant gift card that accounted for approximately 22% of our gross profit. During the six months ended June 30, 2026, the Company sold one merchant gift card that accounted for approximately 21% of our gross profit. During the six months ended June 30, 2025, the Company sold one merchant gift card that accounted for approximately 18% of our gross profit. No other sale of merchant gift cards exceeded 20% of gross profit in either period.

Purchases from vendors. During the six months ended June 30, 2026, the Company’s three largest vendors accounted for approximately 24%, 18% and 16% of all purchases. During the six months ended June 30, 2025, the Company’s two largest vendors accounted for approximately 24% and 17% of all purchases. No vendor accounted for more than 10% of all purchases in either period.

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

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(2,409,238)	(2,119,501)
Property and equipment, net	$154,074	$443,811

Depreciation expense for the six months ended June 30, 2026 and 2025 was $289,737 and $323,087, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Goodwill	$20,007,670	$20,007,670

Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	3,091,163	3,091,163
Intangible assets, gross	7,191,163	7,191,163
Accumulated amortization	(5,831,531)	(4,703,341)
Intangible assets, net	$1,359,632	$2,487,822

On December 29, 2023, in relation to the acquisition of CardCash, the Company recorded goodwill of $20,007,670.

The Company’s intangible asset balance was $2,487,822 at December 31, 2025. During the six months ended June 30, 2026, the Company recorded an amortization expense of $1,128,190, leaving a remaining intangible asset balance of $1,359,632 at June 30, 2026.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Estimated amortization expense for the Company is as follows:

2026 (remaining)	$1,127,694
2027	163,720
2028	68,218
$1,359,632

5. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,133,371 as of December 31, 2025. During the six months ended June 30, 2026, the Company made payments of $172,985 against its operating lease liability, resulting in a lease liability of $960,386 as of June 30, 2026, of which the current portion of lease liability was $364,566, and a long-term lease liabilities balance of $595,820.

During the six months ended June 30, 2026 and 2025, lease costs totaled approximately $216,243 and $237,765, respectively.

As of June 30, 2026, the weighted average remaining lease terms for operating lease is 2.58 years, and the weighted average discount rate for operating lease is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of June 30, 2026:

As of June 30, 2026

2026 (remaining)	$221,830
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	1,070,365
Less: Imputed interest	(109,979)
Total operating lease liability	$960,386

6. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Line of credit	$3,049,171	$3,212,935

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

Interest on the Amended Note is based on the WSJ prime rate plus 3%, with a floor of 6.5%. The Note is collateralized by a blanket lien on the assets of CardCash. Advances under the Note may be measured against a percentage of eligible accounts and eligible inventory as defined. The amount advanced as a loan under the Note may not exceed an amount which is the lesser of: (i) $7,000,000 and the sum of (a) 100% of Eligible Credit Card Receivables (as defined), plus 100% of the Product Costs for Eligible Inventory (as defined), provided however, that the Product Costs for Eligible Inventory consisting of Prepaid Inventory shall not exceed $750,000. In addition, if CardCash terminates the Note prior to December 31, 2025, it must pay an Exit Fee of 0.50% of $7,000,000, together with all unpaid Loan Fees and Maintenance Fees due under the Agreement. The Amended Note decreased the required minimum cash collateral balance from $1,250,000 to $1,000,000. During the six months ended June 30, 2026, Pathward decreased the required minimum cash collateral balance from $1,000,000 to $750,000.

At June 30, 2026 and December 31, 2025, Pathward requires a deposit of $750,000 and $1,000,000, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets. At June 30, 2026 and December 31, 2025, the average interest rate was approximately 10.5% and 10.5%, respectively. As of June 30, 2026, the Company complied with customary debt covenants. At June 30, 2026 and December 31, 2025, there was $3,049,171 and $3,212,935 outstanding under the November 2020 Note.

7. Convertible Promissory Note

Convertible promissory note consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Convertible promissory note	$20,000	20,000
Accrued interest	27,637	26,137
Total principal and accrued interest (all current)	$47,637	$46,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2025, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2025, the principal balance of $20,000 and accrued interest of $26,137 are convertible at $1.50 per share into 30,758 shares of the Company’s common stock. At June 30, 2026, the principal balance of $20,000 and accrued interest of $27,637 are convertible at $1.50 per share into 31,758 shares of the Company’s common stock.

8. Notes Payable

Notes payable consist of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Economic Injury Disaster Loans (EIDL) note payable	$654,313	$661,301
Accrued interest	2,288	2,288
Total principal and accrued interest	656,601	663,589
Less current portion	(12,240)	(12,240)
Non-current portion	$644,361	$651,349

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2025, the note payable had a principal balance outstanding of $661,301 and accrued interest of $2,288. As of June 30, 2026, the note payable had a principal balance outstanding of $654,313 and accrued interest payable of $2,288.

9. Stockholders’ Equity

Common Stock Transactions

Six Months Ended June 30, 2026

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the six months ended June 30, 2026, the Company sold 28,659 shares of Common Stock and received net proceeds of $30,593, or an average of $1.07 per share, under its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Private Offering

During the six months ended June 30, 2026, the Company received net proceeds of $719,999 from the sale of 671,628 shares of common stock at an average price of $1.07 per share in a private placement.

Common Shares Issued on Vesting of Restricted Stock

During the six months ended June 30, 2026, the Company issued 449,305 shares on vesting of restricted common stock to its directors and executives.

Common Stock Issued for Services

During the six months ended June 30, 2026, the Company issued 230,832 shares of common stock with a fair value of $226,037, or $0.98 per share, for service rendered.

Common Stock Issuable

At June 30, 2026, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Six Months Ended June 30, 2025

Common Shares Issued on Vesting of Restricted Stock

During the six months ended June 30, 2025, the Company issued 339,582 shares on vesting of restricted common stock to its employees and executive.

Common Stock Issued for Services

During the six months ended June 30, 2025, the Company issued 245,832 shares of common stock with a fair value of $384,088, or $1.56 per share, for services rendered.

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

10. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the three months ended March 31, 2026:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	961,112	-	$2,880,889	2.96
Granted	1,400,000	-	1,456,000	1.04
Vested	(449,305)	449,305	-	-
Forfeited	-			-
Issued	-	(449,305)	(994,361)	-
Balance, June 30, 2026	1,911,807	-	$3,342,528	$1.75

On February 2, 2026, the Company granted 1,400,000 shares of restricted common stock, consisting of 500,000 shares to its Chief Executive Officer, 300,000 shares in the aggregate to its directors, and 600,000 shares in the aggregate to its other executives. These shares had an aggregate grant-date fair value of $1,456,000, or $1.04 per share, and vests monthly over a 36-month period.

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to other officers with an aggregate fair value of $414,000 or $0.92 per share. The restricted stock grant vest monthly over a 36-month period.

During the six months June 30, 2026 and 2025, the Company recognized $994,361 and $1,063,918 of stock compensation expense relating to vested restricted stock. As of June 30, 2026, the aggregate amount of unvested compensation related to restricted stock was approximately $3,342,528 which will be recognized as an expense as the restricted stock vest in future periods through February 2029.

Summary of Stock Options

Stock option activity during the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	4,047,222	$4.28	8.16	$178,975
Granted	820,000	1.025
Exercised	-	-
Forfeited and expired	(3,000)	1.95
Balance at June 30, 2026	4,864,222	2.76	8.00	27,782
Options vested and exercisable at June 30, 2026	3,546,028	$3.39	7.57	$12,227

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

On June 30, 2026, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 55,000 shares of its common stock to its executives and employees. The stock options are exercisable at a weighted average price of $0.9480 per share with an average life to expiration of approximately six years. The total fair value of these options at the grant date was approximately $52,000, which was determined using a Black-Scholes option pricing model with the following average assumption: stock price of $0.9480 per share, expected term of 6.00 years, volatility of 216%, dividend rate of 0%, and weighted average risk-free interest rate of 4.25%.

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

During the six months June 30, 2026 and 2025, the Company recognized $675,828 and $1,962,000 of stock compensation expense relating to vested stock options. As of June 30, 2026, the aggregate amount of unvested compensation related to stock options was approximately $1,113,472 which will be recognized as an expense as the options vest in future periods through June 2029.

The weighted average remaining contractual life of common stock options outstanding and exercisable at June 30, 2026, was 8.00 years. Based on a fair market value of $1.00 per share on June 30, 2026, the intrinsic value attributed to exercisable and unexercised common stock options was $20,782 at June 30, 2026.

The exercise prices of common stock options outstanding and exercisable at June 30, 2026 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	992,222	436,666
$0.95	55,000	-
$1.03	765,000	85,000
$1.05	7,500	7,500
$1.25	22,000	21,444
$1.50	400,000	400,000
$3.35	60,000	60,000
$4.42	2,562,500	2,535,418
	4,864,222	3,546,028

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$21,747,024	$20,900,731	$43,104,428	$43,177,744
Cost of sales	17,343,380	17,045,106	34,455,545	35,740,483
Gross profit	4,403,644	3,855,625	8,648,883	7,437,261

Operating expenses
Employee compensation and benefits	1,635,767	1,542,184	3,641,809	3,189,482
Stock-based compensation expense	700,957	1,607,872	1,896,226	3,410,007
Merchant and bank fees	1,229,033	995,974	2,491,540	2,111,005
Facility costs	131,765	138,606	259,564	309,879
Consulting and outside provider costs	449,013	443,379	1,232,807	1,194,318
Sales and marketing costs	552,567	712,515	1,111,571	1,004,057
Depreciation of capitalized software costs	128,193	161,543	289,737	323,087
Amortization of intangible assets	550,849	557,062	1,128,190	1,100,979
Other operating expenses	279,464	274,014	518,392	539,636
Total operating expenses	5,657,608	6,433,149	12,569,836	13,182,450
Loss from operations	$(1,253,964)	$(2,577,524)	$(3,920,953)	$(5,745,189)

14. Subsequent Events

After June 30, 2026, the Company received net proceeds of $551,000 from the sale of 648,235 shares of common stock at an average price of $0.85 per share, as part of a private placement.

On July 1, 2026, the Company issued 250,000 shares of common stock with a fair value of $250,000 or $1.00 per share, for services to be rendered during the period from July 1, 2026 to December 31, 2026.

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

Restaurant.com Business to Customer Division

Our B2C division accounted for approximately 3% of gross revenue in the three months ended June 30, 2026. To our database of 6.2 million customers, we sell:

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

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 97% of our gross revenue in the three months ended June 30, 2026. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

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

Operating Metrics

●	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue consists of sales of discounted merchant gift cards, in which we collect the transaction price from the customer and remit a portion to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance, as they measure the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings we retain after merchant payments.

A reconciliation of our net sales (as reported) to our gross billings for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change %	2026	2025	Change %
Net sales (as reported)	$21,747,024	$20,900,731	4.0%	$43,104,428	$43,177,744	-0.2%
Company costs of Agent Transactions (see discussion below)	23,781,933	15,171,332	56.8	47,447,022	28,913,784	64.1
Gross billings	$45,528,957	$36,072,063	26.2%	$90,551,450	$72,091,528	25.6%

Inflation

The Iran, Russia and Ukraine conflict and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict future trends in inflation or other negative economic factors, or the associated changes in our operating costs, and how these may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Going Concern

The Company has a history of reporting net losses. As of June 30, 2026, the Company had $3,924,338 in cash available to fund its operations, including expansion plans, and to service its debt, and working capital of $141,944.

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

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Gross revenue (Principal Transactions)	$20,143,481	$19,807,049	$39,855,452	$41,038,372
Net revenue (Agent Transactions)	1,603,543	1,093,682	3,248,976	2,139,372
Net Sales	$21,747,024	$20,900,731	$43,104,428	$43,177,744

The increase in net revenue recognized as agent increased $509,862, or 46.6%, during the three months ended June 30, 2026, as compared to the prior year period. The increase in net revenue recognized as agent increased $1,109,603, or 51.9%, during the six months ended June 30, 2026, as compared to the prior year period. The increase over the prior year period was from the sale of cruise-line-related gift cards, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Results of Operations – Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Operating Metrics

Our gross billings for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2025	Change %
Gross billings	$45,528,957	$36,072,063	26.2%

Gross billings increased 26.2% during the three months ended June 30, 2026, as compared to the prior year period. A significant portion of our revenue comes from discounted merchant gift card sales, in which we collect the transaction price from the customer and remit a portion to third-party suppliers of the related goods or services. For these transactions, gross billings differ from the Net Sales reported in our Condensed Consolidated Statements of Operations, which reflect only the fees and commissions we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)

Net Sales	$21,747,024	$20,900,731
Cost of sales	17,343,380	17,045,106
Gross profit	4,403,644	3,855,625

Operating Expenses
Selling, general and administrative expenses	4,978,565	5,714,543
Depreciation of capitalized software costs	128,194	161,544
Amortization of intangible assets	550,849	557,062
Total operating expenses	5,657,608	6,433,149

Loss from operations	(1,253,964)	(2,577,524)

Other expense:
Interest expense, net	(112,538)	(141,597)
Total other expense, net	(112,538)	(141,597)
Net loss before income tax benefit	(1,366,502)	(2,719,121)
Income tax benefit	125,450	129,312
Net loss	$(1,241,052)	$(2,589,809)

The following is a discussion of our results of operations.

Net Sales

Net sales for the three months ended June 30, 2026 and 2025, were $21,747,024 and $20,900,731, respectively, a increase of 4.0%. The increase in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 97% and 98% of our net sales for the three months ended June 30, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended June 30, 2026 and 2025 were $17,343,380 and $17,045,106, respectively. Gross profit increased $548,019, or 14.2%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 20.2% and 18.4% for the three months ended June 30, 2026 and 2025, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions) described above, compared with the prior-year period.

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

Selling, general, and administrative expenses for the three months ended June 30, 2026 and 2025 were $4,978,565 and $5,714,543, respectively, a decrease of $735,978. The decrease was due to a reduction in stock-based compensation expense of $908,871, offset by increased employee compensation, legal and professional fees, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization of capitalized software costs are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $128,194 and $161,544 for the three months ended June 30, 2026 and 2025, respectively.

Amortization of intangible assets.

Amortization of intangible assets are attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $550,849 and $557,062 for the three months ended June 30, 2026 and 2025, respectively.

Loss from Operations

We incurred a loss from operations of $1,253,964 and $2,577,524 for the three months ended June 30, 2026 and 2025, respectively. The decrease in loss from operations was due to our increased gross profit offset by decreased stock-based compensation expense, as discussed above.

Other Expenses, Net

Other expenses, net was $112,538 and $141,597 for the three months ended June 30, 2026 and 2025, respectively, and is comprised of interest expense, net of interest income. The decrease in interest expense, net was due to our decreased debt balances.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2026 and 2025 was $125,450 and $129,312, respectively.

Net Loss

Net loss for the three months ended June 30, 2026 and 2025 was $1,241,052 and $2,589,809, respectively. The decrease in net loss was driven by higher gross profit, lower stock-based compensation expense, and lower interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Net Loss	$(1,241,052)	$(2,589,809)

Modified EBITDA adjustments:
Income taxes	(125,450)	(129,312)
Interest expense, net	112,538	141,597
Amortization of intangible assets	550,849	557,062
Amortization of capitalized software costs	128,194	161,544
Bad debt expense	-	100,810
Stock option and other noncash compensation	700,957	1,607,872
Total Modified EBITDA adjustments	1,367,088	2,439,573

Modified EBITDA	$126,036	$(150,236)

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

Results of Operations – Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Operating Metrics

Our gross billings for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025	Change %
Gross billings	$90,551,450	$72,091,528	25.6%

Gross billings increased 25.6% during the six months ended June 30, 2026, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price.

Financial Results

GIFTIFY, INC. AND SUBSDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)

Net Sales	$43,104,428	$43,177,744
Cost of sales	34,455,545	35,740,483
Gross profit	8,648,883	7,437,261

Operating Expenses
Selling, general and administrative expenses	11,151,909	11,758,384
Amortization of capitalized software costs	289,737	323,087
Amortization of intangible assets	1,128,190	1,100,979
Total operating expenses	12,569,836	13,182,450

Loss from operations	(3,920,953)	(5,745,189)

Other income (expense):
Interest expense, net	(224,859)	(351,168)
Total other income (expense), net	(224,859)	(351,168)
Net loss before income taxes	(4,145,812)	(6,096,357)
Income tax benefit	254,352	289,216
Net loss	$(3,891,460)	$(5,807,141)

The following is a discussion of our results of operations.

Net Sales

Net sales for the six months ended June 30, 2026 and 2025, were $43,104,428 and $41,177,744, respectively, a decrease of 0.2%. Merchant gift card sales accounted for approximately 98% and 98% of our net sales for the six months ended June 30, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the six months ended June 30, 2026 and 2025, were $34,455,545 and $35,740,483, respectively. Gross profit increased $1,211,622, or 16.3%, as compared to the prior year period. Our gross margin, as a percentage of net sales, were 20.1% and 17.2%, for the six months ended June 30, 2026 and 2025, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

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

Selling, general and administrative expenses were $11,151,909 for the six months ended June 30, 2026, as compared to $11,758,384 for the six months ended June 30, 2025, a decrease of $606,475. The decrease was due to a reduction in stock-based compensation expense of $1,513,736 during the six months ended June 30, 2026, offset by increased payroll and benefits expenses, marketing and advertising costs, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $289,737 during the six months ended June 30, 2026, as compared to $323,087 during the six months ended June 30, 2025.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,128,190 during the six months ended June 30, 2026, as compared to amortization expenses of $1,100,979 during the six months ended June 30, 2025.

Loss from Operations

For the six months ended June 30, 2026, we incurred a loss from operations of $3,920,953, as compared to a loss from operations of $5,745,189 for the six months ended June 30, 2025. The decrease in loss from operations was due to our increased gross profit being offset by decreased stock-based compensation expense as discussed above.

Other Expenses

For the six months ended June 30, 2026, we incurred interest expense, net of $224,858, as compared to interest expense, net of $351,168 for the six months ended June 30, 2025. The decrease in interest expense was due to our decreased debt balances.

Income Tax Benefit

For the six months ended June 30, 2026, we realized an income tax benefit of $254,352 as compared to an income tax benefit of $289,216 for the six months ended June 30, 2025.

Net Loss

We realized a net loss of $3,891,460 for the six months ended June 30, 2026, as compared to a net loss of $5,807,141 for the six months ended June 30, 2025. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2026 and 2025 (unaudited):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Net Loss	$(3,891,460)	$(5,807,141)

Modified EBITDA adjustments:
Income taxes	(254,352)	(289,216)
Interest expense, net	224,859	351,167
Amortization of intangible assets	1,128,190	1,100,979
Amortization of capitalized software costs	289,737	323,087
Loss on fair value of stock issued on vendor settlement	-	33,750
Bad debt expense	-	100,810
Stock option and other noncash compensation	1,896,226	3,410,007
Total Modified EBITDA adjustments	3,284,660	5,030,584

Modified EBITDA	$(606,800)	$(776,557)

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the six months ended June 30, 2026, the Company recorded a net loss of $3,891,460 and used cash in operations of $310,447. Cash used in operations was primarily for working capital.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $3,924,338 cash generated from operations to last until June 30, 2027.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Net cash provided by (used in) operating activities	$(310,447)	$289,951
Net cash provided by (used in) investing activities	-	109,543
Net cash provided (used in) by financing activities	579,841	(1,443,909)
Net increase (decrease) in cash and cash equivalents	$269,394	$(1,044,415)

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

Cash used in operating activities for the six months ended June 30, 2026 was $310,447 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash provided by operating activities for the six months ended June 30, 2025 was $289,951 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

The Company has no investing activities for the six months ended June 30, 2026.

Cash used provided by investing activities for the six months ended June 30, 2025 was $109,543, which was from cash received on an acquisition.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $579,841, which was from aggregate proceeds of $750,593 on the sale of common stock, offset by repayment of our line of credit balance of $163,764, and repayment of our notes payable of $6,988.

Cash used in financing activities for the six months ended June 30, 2025 was $1,443,909, which was from proceeds of $2,486,202 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $2,089,183, and repayment of our notes payable of $2,825,928.

Going Concern

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during the six months ended June 30, 2026. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. At June 30, 2026, we had cash of $3,924,338 available to fund our operations, including expansion plans, and to service our debt, and a working capital of $141,944. We anticipate our cash balance will last until June 2027. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2025 audited consolidated financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

At June 30, 2026 and December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to a material weakness in internal control over financial reporting that was previously identified for the year ended December 31, 2025, and has not been fully remediated.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GIFTIFY, INC.

Date: August 3, 2026	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

