Form 10-Q
period 2026-09-30
GIFTIFY, INC.
filed 2026-11-03
CIK 1760233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 35,800,996 shares of common stock outstanding as of October 30, 2026.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, geopolitical conflicts, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps that we could take to reduce operating costs; our inability to sustain profitable sales growth, or reduce our costs to maintain competitive prices for our services and products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $750,000 and $1,000,000 at September 30, 2026 and December 31, 2025, respectively)	$3,945,212	$3,654,944
Accounts receivable	119,327	142,878
Inventories, net	3,470,734	3,751,549
Prepaid expenses and other current assets	357,096	196,104
Total current assets	7,892,369	7,745,475

Property and equipment, net	75,904	443,811
Operating lease right-of-use asset, net	830,963	1,088,091
Deposits	75,115	68,189
Intangible assets, net	795,785	2,487,822
Goodwill	20,007,670	20,007,670
Total assets	$29,677,806	$31,841,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,122,678	$1,815,727
Accrued expenses	1,433,380	1,917,961
Customer deposits	72,371	2,015
Deferred revenue	99,271	130,376
Secured revolving line of credit	3,122,932	3,212,935
Convertible promissory note	48,387	46,137
Notes payable, current portion	12,240	12,240
Operating lease liability, current portion	349,356	358,861
Total current liabilities	7,260,615	7,496,252

Notes payable, net of current portion	641,631	651,349
Deferred income taxes	175,250	608,000
Operating lease liability, net of current portion	519,077	774,510
Total liabilities	8,596,573	9,530,111

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized;	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized; 35,800,996 and 33,146,517 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	35,801	33,147
Additional paid-in capital	124,879,396	120,713,202
Common stock issuable, 350,843 and 350,843 shares, respectively	350,843	350,843
Accumulated deficit	(104,184,807)	(98,786,245)
Total stockholders’ equity	21,081,233	22,310,947

Total liabilities and stockholders’ equity	$29,677,806	$31,841,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$22,323,212	$18,783,908	$65,427,640	$61,961,652
Cost of sales	17,951,295	15,036,367	52,406,840	50,776,850
Gross profit	4,371,917	3,747,541	13,020,800	11,184,802

Operating expenses
Selling, general and administrative expenses	5,323,331	5,489,115	16,475,240	17,247,499
Amortization of capitalized software costs	78,170	160,745	367,907	483,832
Amortization of intangible assets	563,847	585,349	1,692,037	1,686,328
Total operating expenses	5,965,348	6,235,209	18,535,184	19,417,659

Loss from operations	(1,593,431)	(2,487,668)	(5,514,384)	(8,232,857)

Other income (expenses)
Interest income	4,807	1,811	13,388	3,588
Interest expense	(120,656)	(135,005)	(354,096)	(487,950)
Other income	26,746	38,540	26,746	38,540
Total other income (expenses)	(89,103)	(94,654)	(313,962)	(445,822)

Net loss before income taxes	(1,682,534)	(2,582,322)	(5,828,346)	(8,678,679)
Income tax benefit	175,432	144,860	429,784	434,076
Net loss	$(1,507,102)	$(2,437,462)	$(5,398,562)	$(8,244,603)

Net loss per share – basic and diluted	$(0.04)	$(0.08)	$(0.16)	$(0.28)

Weighted average common shares outstanding – basic and diluted	35,220,809	30,402,871	34,324,800	29,446,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2026

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2026	34,526,941	$34,527	350,843	$350,843	$123,358,640	$(102,677,705)	$21,066,305

Fair value of vested options	-	-	-	-	131,447		131,447

Fair value of vested restricted stock	232,290	233	-	-	467,350		467,583

Fair value of common stock issued for services	250,000	250	-	-	249,750		250,000

Issuance of common stock for cash in private placement, net	791,765	791	-	-	672,209		673,000

Net loss	-	-	-	-	-	(1,507,102)	(1,507,102)

Balance, September 30, 2026 (Unaudited)	35,800,996	$35,801	350,843	$350,843	$124,879,396	$(104,184,807)	$21,081,233

For the Nine Months Ended September 30, 2026

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	33,146,517	$33,147	350,843	$350,843	$120,713,202	$(98,786,245)	$22,310,947

Fair value of vested options	-	-	-	-	807,275		807,275

Fair value of vested restricted stock	681,595	682	-	-	1,461,262		1,461,944

Fair value of common stock issued for services	480,832	481	-	-	475,556		476,037

Issuance of common stock for cash under at-the-market sale agreement, net	28,659	29	-	-	30,564		30,593

Issuance of common stock for cash in private placement, net	1,463,393	1,462	-	-	1,391,537		1,392,999

Net loss	-	-	-	-	-	(5,398,562)	(5,398,562)

Balance, September 30, 2026 (Unaudited)	35,800,996	$35,801	350,843	$350,843	$124,879,396	$(104,184,807)	$21,081,233

For the Three Months Ended September 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	30,154,612	$30,155	350,843	$350,843	$115,289,884	$(94,101,728)	$21,569,154

Fair value of vested options	-	-	-	-	881,690		881,690

Fair value of vested restricted stock	72,915	72	-	-	495,637		495,709

Fair value of common stock issued for services	87,500	87	-	-	95,579		95,666

Issuance of common stock for cash under at-the-market sale agreement, net	54,219	56	-	-	60,319		60,375

Issuance of common stock for cash under private placement	341,334	341	-	-	511,659		512,000

Net loss	-	-	-	-	-	(2,437,462)	(2,437,462)

Balance, September 30, 2025 (Unaudited)	30,710,580	$30,711	350,843	$350,843	$117,334,768	$(96,539,190)	$21,177,132

For the Nine Months Ended September 30, 2025

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	27,021,423	$27,015	350,843	$350,843	$108,679,065	$(88,294,587)	$20,762,336

Fair value of vested options	-	-	-	-	2,843,690		2,843,690

Fair value of vested restricted stock	412,497	412	-	-	1,559,215		1,559,627

Fair value of common stock issued for services	333,332	333	-	-	479,421		479,754

Fair value of common stock issued for vendor settlement	75,000	75			108,675		108,750

Issuance of common stock for cash under at-the-market sale agreement, net	1,023,133	1,031	-	-	1,443,047		1,444,078

Fair value of shares issued on acquisition	350,000	350	-	-	608,650		609,000

Issuance of common stock for cash under stock purchase agreement, net	387,194	387			374,113		374,500

Issuance of common stock for cash under public placement	600,000	600	-	-	477,400		478,000

Issuance of common stock for cash under private placement	508,001	508	-	-	761,492		762,000

Net loss	-	-	-	-	-	(8,244,603)	(8,244,603)

Balance, September 30, 2025 (Unaudited)	30,710,580	$30,711	350,843	$350,843	$117,334,768	$(96,539,190)	$21,177,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,398,562)	$(8,244,603)
Adjustments to reconcile net loss to net cash provided by operating activities
Fair value of vested stock options	807,275	2,843,690
Fair value of vested restricted common stock	1,461,944	1,559,627
Fair value of common stock issued for services	476,037	479,755
Loss on fair value of common stock issued for settlement of vendor	-	33,750
Change in inventory reserve	(5,000)	-
Amortization of capitalized software costs	367,907	483,832
Right-of-use assets	257,128	236,067
Amortization of intangible assets	1,692,037	1,686,328
Amortization of debt discount	-	14,717
Accrued interest	2,250	20,632
Changes in operating assets and liabilities:
Accounts receivable	23,551	101,117
Inventories	285,815	1,318,117
Prepaid expenses and other current assets	(160,992)	(211,510)
Deposits	(6,926)	-
Accounts payable	306,950	17,029
Accrued expenses	(484,581)	(113,548)
Customer deposits	70,356	(93,388)
Deferred revenue	(31,105)	46,532
Deferred taxes	(432,750)	(440,574)
Operating lease liability	(264,938)	(233,637)
Net cash provided by (used in) operating activities	(1,033,604)	(496,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received on acquisition	-	109,543
Net cash provided by (used in) investing activities	-	109,543

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	119,469,093	96,816,921
Repayment of line of credit	(119,559,096)	(97,928,266)
Proceeds from note payable	-	985,000
Repayment of notes payable	(9,718)	(826,323)
Repayment of notes payable – related party	-	(2,000,000)
Proceeds from sale of common stock, net of expenses, under an at-the-market sale agreement	30,593	1,444,077
Proceeds from sale of common stock, net of expenses, under stock purchase agreement	-	374,500
Proceeds from public offering of common stock	-	478,000
Proceeds from private placement of common stock	1,393,000	762,000
Net cash provided by financing activities	1,323,872	105,909

Net increase (decrease) in cash and cash equivalents	290,268	(280,615)
Cash and cash equivalents beginning of period	3,654,944	4,301,842
Cash and cash equivalents end of period	$3,945,212	$4,021,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$343,358	$431,818
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for acquisition	$-	$609,000
Common shares issued for trade accounts payable	$-	$108,750
Accounts receivable from acquisition	$-	$59,114
Deposits from acquisition	$-	$2,633
Accounts payable from acquisition	$-	$500
Accrued expenses from acquisition	$-	$52,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

GIFTIFY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

1. Organization and Basis of Presentation

Giftify, Inc. (the “Company” or “Giftify”), through its wholly owned subsidiaries, CardCash Exchange, Inc. and Restaurant.com, Inc., connects consumers with exclusive deals and supports business growth through strategic partnerships.

In May 2025, the Company acquired Takeout7, Inc. (“Takeout7”, see Note 11). Takeout7 is a restaurant technology company offering comprehensive online ordering solutions through its TakeOut7 platform and AI-powered digital marketing services through its Platr platform. The acquisition of Takeout7 expands the Company’s technology offerings to include end-to-end solutions for independent restaurants. Takeout7 and its operations were merged into our subsidiary, Restaurant.com, Inc. in early 2026.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CardCash Exchange, Inc. and Restaurant.com, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also generates revenue from the sale of discount certificates for third-party restaurants, online restaurant ordering fees, and monthly subscription fees for its restaurant marketing platform. Lastly, the Company recognizes revenue from the sale of Restaurant.com promotional gift cards (revenue recognized based on the Company’s historical redemption rates of its promotional gift cards), the sale of travel, vacation, and merchandise on behalf of third-party merchants (revenue reported on a net basis equal to the purchase price received from the customer less a portion of the purchase price paid by the Company to its merchant partners), and advertising revenue for third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website (revenue recognized when it is determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners).

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

Impact of Gross vs. Net Recognition on Financial Performance

Determining whether the Company is a principal or an agent has a significant impact on reported revenue and gross profit percentages. For example, when the Company uses its inventory of previously purchased discounted gift cards to fulfill a customer sale, revenue is recognized on a gross basis because the Company acts as principal, takes control of the gift cards, and bears the inventory risk before reselling them. This differs from arrangements in which the Company’s role is solely to act as an agent, arranging for our supplier to deliver discounted gift cards directly to our customer. In these arrangements, the Company carries no inventory risk, and revenue is recognized on a net basis, representing the commission earned on the transaction. Agent transactions represent approximately 7% and 7% of net sales for the three month periods ended September 30, 2026 and 2025, respectively, and approximately 7% and 6% of net sales for the nine month periods ended September 30, 2026 and 2025, respectively.

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

In the following table, revenue is disaggregated by our divisions and type of revenue for the three and nine months ended September 30, 2026 and 2025:

Sales Channels	CardCash Gift Cards	Restaurant.com Gift Cards and Coupons	Advertising	Total

Three Months Ended September 30, 2026
Business to consumer (B2C)	$10,261,239	$13,370	$-	$10,274,609
Business to business (B2B)	11,571,184	477,419	-	12,048,603
Total	$21,832,423	$490,789	$-	$22,323,212

Three Months Ended September 30, 2025
Business to consumer (B2C)	$8,701,592	$64,559	$23,756	$8,789,907
Business to business (B2B)	9,435,088	558,913	-	9,994,001
Total	$18,136,680	$623,472	$23,756	$18,783,908

Nine Months Ended September 30, 2026
Business to consumer (B2C)	$30,035,061	$48,852	$4,381	$30,088,294
Business to business (B2B)	33,869,322	1,470,024	-	35,339,346
Total	$63,904,383	$1,518,876	$4,381	$65,427,640

Nine Months Ended September 30, 2025
Business to consumer (B2C)	$28,946,961	$214,400	$94,734	$29,256,095
Business to business (B2B)	31,359,206	1,346,351	-	32,705,557
Total	$60,306,167	$1,560,751	$94,734	$61,961,652

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and identifiable intangible assets of the business acquired. Goodwill of $20,007,670 arose from the acquisition of CardCash. Goodwill is not amortized. Goodwill is tested for impairment at the reporting unit level annually as of December 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Such events or circumstances include a sustained decline in the Company’s stock price, a market capitalization below the carrying amount of the Company’s net assets, recurring operating losses, and adverse changes in the business climate. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is, or if the Company elects to bypass the qualitative assessment, the Company compares the fair value of the reporting unit with the carrying amount of its stockholders’ equity. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess, limited to the amount of goodwill. The Company has one reporting unit.

During the three months ended September 30, 2026, the Company’s stock price declined. Based on the September 30, 2026, closing price, the Company’s market capitalization was below the carrying amount of its stockholders’ equity. However, based on the average closing price for the ten trading days ended September 30, 2026, the Company’s market capitalization was above the carrying amount of its stockholders’ equity. After assessing this decline, in conjunction with the going concern conditions described in Note 1, management concluded that a quantitative impairment test was not required at September 30, 2026, and no impairment of goodwill was recognized.

If the Company’s stock price does not recover, or if the Company does not achieve its projected results, it is reasonably possible that the Company will recognize a goodwill impairment charge, which could be material, in a future period, including in connection with its annual impairment test as of December 31, 2026.

Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances (“triggering events”) indicate that their net book value may not be recoverable. The measurement of possible impairment is based upon the ability to recover the carrying value of the asset through the expected future undiscounted cash flows from the use of the asset and its eventual disposition. An impairment loss, equal to the difference between the asset’s fair value and its carrying value, is recognized when the estimated future undiscounted cash flows are less than its carrying amount. No impairment indicators were identified as of September 30, 2026.

Leases

The Company leases certain corporate office space under lease agreements. The Company determines whether a contract contains a lease at contract inception. A contract is or contains a lease if the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. Control is determined based on the right to obtain all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset. Operating lease right-of-use assets (“ROU”) for operating leases represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term and is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. Leases with an initial term of 12 months or less are not included on the balance sheets.

Advertising

The Company expenses advertising costs as incurred and amounted to $1,000,156 and $788,036 for the nine months ended September 30, 2026 and 2025, respectively, which are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Stock-based compensation expense is recognized and recorded as part of selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes and stock issuable upon the exercise of stock options, have been excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock issued and outstanding during the respective periods. Basic and diluted loss per common share was the same for all periods presented because all convertible notes and stock issuable upon the exercise of stock options outstanding were anti-dilutive.

At September 30, 2026 and 2025, the Company excluded the outstanding convertible debt and securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2026	September 30, 2025

Convertible notes payable	32,258	30,258
Common stock issuable	350,843	350,843
Common stock options	4,097,000	4,047,222
Total	4,480,101	4,428,323

The potentially issuable common shares summarized above would have been anti-dilutive because the Company had a net loss for the periods ended September 30, 2026 and 2025, such common stock equivalents would have been excluded from the calculation of net loss per share.

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

The carrying value of the Company’s financial instruments (consisting of cash, accounts receivable, deposits to credit card processors, prepaid expense and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Concentrations

Cash. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high-quality financial institutions.

Net sales. During the three months ended September 30, 2026, the Company sold three merchant gift cards that accounted for 15%, 13% and 10% of net sales. During the three months ended September 30, 2025, the Company had two merchants’ gift cards that accounted for 18% and 10% of net sales. During the nine months ended September 30, 2026, the Company sold two merchant gift cards that accounted for 13% and 11% of net sales. During the nine months ended September 30, 2025, the Company sold one merchant’s gift cards that accounted for 11% of net sales. No other sale of merchant gift cards exceeded 10% of net sales in either period.

Gross profit. During the three months ended September 30, 2026, the Company sold two merchant gift cards that accounted for approximately 15% and 12% of our gross profit. During the three months ended September 30, 2025, the Company sold one merchant gift card that accounted for approximately 24% of our gross profit. During the nine months ended September 30, 2026, the Company sold one merchant gift card that accounted for approximately 19% of our gross profit. During the nine months ended September 30, 2025, the Company sold one merchant gift card that accounted for approximately 21% of our gross profit. No other sale of merchant gift cards exceeded 10% of gross profit in either period.

Purchases from vendors. During the nine months ended September 30, 2026, the Company’s three largest vendors accounted for approximately 26%, 21% and 17% of all purchases. During the nine months ended September 30, 2025, the Company’s three largest vendors accounted for approximately 24%, 18% and 11% of all purchases. No other vendor accounted for more than 10% of all purchases in either period.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Website development costs	$2,533,466	$2,533,466
Leasehold improvements	29,846	29,846
Property and equipment, gross	2,563,312	2,563,312
Accumulated depreciation	(2,487,408)	(2,119,501)
Property and equipment, net	$75,904	$443,811

Amortization of capitalized software costs for the nine months ended September 30, 2026 and 2025 was $367,907 and $483,832, respectively.

4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	September 30, 2026	December 31, 2025
Goodwill	$20,007,670	$20,007,670

Intangible Assets
Customer relationships	$1,700,000	$1,700,000
Trade name	2,400,000	2,400,000
Developed technology	3,091,163	3,091,163
Intangible assets, gross	7,191,163	7,191,163
Accumulated amortization	(6,395,378)	(4,703,341)
Intangible assets, net	$795,785	$2,487,822

On December 29, 2023, in relation to the acquisition of CardCash, the Company recorded goodwill of $20,007,670.

The Company’s intangible asset balance was $2,487,822 at December 31, 2025. During the nine months ended September 30, 2026, the Company recorded amortization expense of $1,692,037, leaving an intangible asset balance of $795,785 at September 30, 2026.

Identifiable intangibles are amortized over their estimated remaining useful lives, which are as follows:

Description	Weighted Average Useful Life (in years)
Customer relationships	3
Trademarks, trade names and service marks	3
Developed technology	3

Estimated amortization expense for the Company is as follows:

2026 (remaining)	$563,847
2027	163,720
2028	68,218
$795,785

5. Leases

The Company leases its office facilities under noncancelable operating lease agreements. The Company has leases for office facilities in Woodbridge, New Jersey and Schaumburg, Illinois. The operating lease agreement for the Woodbridge, New Jersey location was renewed in April 2024 for a 60-month period ending in April 2029.

The Company’s operating lease liability balance was $1,133,371 as of December 31, 2025. During the nine months ended September 30, 2026, the Company made payments of $264,938 against its operating lease liability, resulting in a lease liability of $868,433 as of September 30, 2026, of which the current portion of lease liability was $349,356, and a long-term lease liabilities balance of $519,077.

During the nine months ended September 30, 2026 and 2025, lease costs totaled approximately $322,793 and $345,853, respectively.

As of September 30, 2026, the weighted average remaining lease term for operating leases is 2.45 years, and the weighted average discount rate for operating leases is 8.00%.

Maturities of the Company’s operating lease liabilities are as follows as of September 30, 2026:

As of September 30, 2026

2026 (remaining)	$110,915
2027	382,954
2028	359,654
2029	105,927
Thereafter	-
Total	959,450
Less: Imputed interest	(91,017)
Total operating lease liability	$868,433

6. Secured Revolving Line of Credit

The outstanding line of credit consists of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Line of credit	$3,122,932	$3,212,935

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

Interest on the Amended Note is based on the WSJ prime rate plus 3%, with a floor of 6.5%. The Note is collateralized by a blanket lien on the assets of CardCash. Advances under the Note may be measured against a percentage of eligible accounts and eligible inventory as defined. The amount advanced as a loan under the Note may not exceed an amount which is the lesser of: (i) $7,000,000 and the sum of (a) 100% of Eligible Credit Card Receivables (as defined), plus 100% of the Product Costs for Eligible Inventory (as defined), provided however, that the Product Costs for Eligible Inventory consisting of Prepaid Inventory shall not exceed $750,000. The Amended Note decreased the required minimum cash collateral balance from $1,250,000 to $1,000,000. During the nine months ended September 30, 2026, Pathward decreased the required minimum cash collateral balance from $1,000,000 to $750,000.

At September 30, 2026 and December 31, 2025, Pathward requires a deposit of $750,000 and $1,000,000, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets. At September 30, 2026 and December 31, 2025, the average interest rate was approximately 10.0% and 10.5%, respectively. As of September 30, 2026, the Company complied with customary debt covenants. At September 30, 2026 and December 31, 2025, there was $3,122,932 and $3,212,935 outstanding under the Amended Note.

7. Convertible Promissory Note

Convertible promissory note consists of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Convertible promissory note	$20,000	$20,000
Accrued interest	28,387	26,137
Total principal and accrued interest (all current)	$48,387	$46,137

On November 5, 2018, the Company completed the acquisition of Incumaker, Inc. and assumed certain outstanding convertible notes payable. At December 31, 2025, there was one remaining assumed convertible note payable outstanding that matured July 2017. The Company continues to be unsuccessful in reaching the Note holder to remit payment in full. At December 31, 2025, the principal balance of $20,000 and accrued interest of $26,137 are convertible at $1.50 per share into 30,758 shares of the Company’s common stock. At September 30, 2026, the principal balance of $20,000 and accrued interest of $28,387 are convertible at $1.50 per share into 32,258 shares of the Company’s common stock.

8. Notes Payable

Notes payable consist of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Economic Injury Disaster Loans (EIDL) note payable	$652,385	$661,301
Accrued interest	1,486	2,288
Total principal and accrued interest	653,871	663,589
Less current portion	(12,240)	(12,240)
Non-current portion	$641,631	$651,349

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

The loans bear interest at 3.75% per annum, with a combined repayment of principal and interest of $3,500 per month beginning 12 months from the date of the promissory note over a period of 30 years. As of December 31, 2025, the note payable had a principal balance outstanding of $661,301 and accrued interest of $2,288. As of September 30, 2026, the note payable had a principal balance outstanding of $652,385 and accrued interest payable of $1,486.

9. Stockholders’ Equity

Common Stock Transactions

Nine Months Ended September 30, 2026

Issuance of Common Stock on At-the-Market Issuance Sales Agreement

During the nine months ended September 30, 2026, the Company sold 28,659 shares of Common Stock and received net proceeds of $30,593, or an average of $1.07 per share, under its At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC.

Issuance of Common Stock on Private Offering

During the nine months ended September 30, 2026, the Company received net proceeds of $1,392,999 from the sale of 1,463,393 shares of common stock at an average price of $0.95 per share in a private placement.

Common Shares Issued on Vesting of Restricted Stock

During the nine months ended September 30, 2026, the Company issued 681,595 shares on vesting of restricted common stock to its directors and executives.

Common Stock Issued for Services

During the nine months ended September 30, 2026, the Company issued 480,832 shares of common stock with a fair value of $476,037, or $0.99 per share, for services rendered.

Common Stock Issuable

At September 30, 2026, 350,843 shares of common stock with an aggregate value of $350,843 have not been issued and are reflected as common stock issuable in the accompanying consolidated financial statements.

Nine Months Ended September 30, 2025

Common Shares Issued on Vesting of Restricted Stock

During the nine months ended September 30, 2025, the Company issued 412,497 shares on vesting of restricted common stock to its directors and executives.

Common Stock Issued for Services

During the nine months ended September 30, 2025, the Company issued 333,332 shares of common stock with a fair value of $479,754, or $1.44 per share, for services rendered.

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

Issuance of Common Stock on Acquisition

During the nine months ended September 30, 2025, the Company issued 350,000 shares of common stock with a fair value of $609,000, or $1.74 per share, for an acquisition (see Note 11).

Issuance of Common Stock on Stock Purchase Agreement

On December 16, 2024, the Company entered into a Strata Purchase Agreement (“SPA”) and a Securities Purchase Agreement with ClearThink Capital Partners, LLC (“ClearThink Capital”). Under the terms of the SPA, ClearThink Capital agreed to purchase up to $10 million of Giftify’s shares of common stock based on a series of request notices, as defined, and will receive financing in an amount equal to 99% of the average of the closing prices of Giftify’s shares of common stock, as defined. No purchase of Company shares of common stock will be made by ClearThink if its beneficial ownership of Giftify common stock exceeds 9.99% of the issued and outstanding shares of Giftify common stock.

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

10. Share-Based Compensation

Summary of Restricted Common Stock

The following table summarizes restricted stock activity during the nine months ended September 30, 2026:

	Unvested Shares	Issuable Shares	Fair Value at Date of Issuance	Weighted Average Grant Date Fair Value
Balance, December 31, 2025	961,112	-	$2,880,889	2.96
Granted	1,400,000	-	1,456,000	1.04
Vested	(681,595)	681,595	-	-
Forfeited	-			-
Issued	-	(681,595)	(1,461,945)	-
Balance, September 30, 2026	1,679,517	-	$2,874,944	$1.71

On February 2, 2026, the Company granted 1,400,000 shares of restricted common stock, consisting of 500,000 shares to its Chief Executive Officer, 300,000 shares in the aggregate to its directors, and 600,000 shares in the aggregate to its other executives. These shares had an aggregate grant-date fair value of $1,456,000, or $1.04 per share, and vest monthly over a 36-month period.

On February 1, 2025, the Company granted its Chief Executive Officer 250,000 shares of the Company’s restricted stock and granted 200,000 shares of the Company’s restricted stock to other officers with an aggregate fair value of $414,000 or $0.92 per share. The restricted stock grant vests monthly over a 36-month period.

During the nine months ended September 30, 2026 and 2025, the Company recognized $1,461,944 and $1,559,627 of stock compensation expense relating to vested restricted stock. As of September 30, 2026, the aggregate amount of unvested compensation related to restricted stock was approximately $2,874,944 which will be recognized as an expense as the restricted stock vests in future periods through February 2029.

Summary of Stock Options

Stock option activity during the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	4,047,222	$4.28	8.16	$178,975
Granted	820,000	1.02
Exercised	-	-
Forfeited and expired	(770,222)	2.63
Balance at September 30, 2026	4,097,000	2.78	8.26	-
Options vested and exercisable at September 30, 2026	2,935,417	$3.47	7.89	$-

On February 2, 2026, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 765,000 shares of its common stock to its executives and employees. The stock options are exercisable at a weighted average price of $1.03 per share with an average life to expiration of approximately nine years. The total fair value of these options at the grant date was approximately $791,000, which was determined using a Black-Scholes option pricing model with the following average assumptions: stock price of $1.04 per share, expected term of 6.00 years, volatility of 218%, dividend rate of 0%, and weighted average risk-free interest rate of 3.74%.

On June 30, 2026, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 55,000 shares of its common stock to its executives and employees. The stock options are exercisable at a weighted average price of $0.9480 per share with an average life to expiration of approximately nine years. The total fair value of these options at the grant date was approximately $52,000, which was determined using a Black-Scholes option pricing model with the following average assumptions: stock price of $0.9480 per share, expected term of 6.00 years, volatility of 216%, dividend rate of 0%, and weighted average risk-free interest rate of 4.25%.

On February 1, 2025, the Company, pursuant to the terms of its 2019 Stock Incentive Plan, granted options exercisable into 1,170,000 shares of the Company’s common stock to its executives and employees. The stock options vest over 36 months equally. The stock options are exercisable at a weighted average price of $0.92 per share with an average life to expiration of approximately nine years. The total fair value of these options at grant date was approximately $1,073,000, which was determined using a Black-Scholes-Merton option pricing model with the following average assumptions: stock price of $0.92 per share, expected term of 6.00 years, volatility of 241%, dividend rate of 0%, and weighted average risk-free interest rate of 4.45%.

During the nine months ended September 30, 2026 and 2025, the Company recognized $807,275 and $2,843,690 of stock compensation expense relating to vested stock options. As of September 30, 2026, the aggregate amount of unvested compensation related to stock options was approximately $982,025 which will be recognized as an expense as the options vest in future periods through June 2029.

The weighted average remaining contractual life of common stock options outstanding and exercisable at September 30, 2026, was 8.26 years. Based on a fair market value of $0.49 per share on September 30, 2026, the intrinsic value attributed to exercisable and unexercised common stock options was $0 at September 30, 2026.

The exercise prices of common stock options outstanding and exercisable at September 30, 2026 are as follows:

Exercise Prices	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.92	960,000	484,722
$0.95	55,000	4,583
$1.03	765,000	146,667
$1.05	7,500	7,500
$1.25	22,000	21,528
$3.35	35,000	35,000
$4.22	2,252,500	2,235,417
	4,097,000	2,935,417

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

The Company utilized the acquisition method of accounting for the acquisition in accordance with ASC 805, Business Combinations, and allocated the purchase price to Takeout7’s tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition.

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

Fair Value

Fair value of consideration:
Common stock (350,000 shares of common stock at $1.74 per share)	$609,000
Total purchase price	$609,000

Allocation of the consideration to the fair value of assets acquired and liabilities assumed:

Cash	$109,543
Accounts receivable	59,114
Deposits	2,633
Accounts payable and accrued liabilities	(53,453)
Net tangible assets	117,837

Intangible assets:
Developed technology	491,163
Intangible assets	491,163
Goodwill	-
Fair value of net assets acquired	$609,000

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

The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$22,323,212	$18,783,908	$65,427,640	$61,961,652
Cost of sales	17,951,295	15,036,367	52,406,840	50,776,850
Gross profit	4,371,917	3,747,541	13,020,800	11,184,802

Operating expenses
Employee compensation and benefits	1,557,870	1,624,149	5,199,679	4,813,631
Stock-based compensation expense	849,030	1,473,065	2,745,256	4,879,170
Merchant and bank fees	1,188,715	1,009,251	3,680,255	3,120,256
Facility costs	128,307	144,827	387,871	454,706
Consulting and outside provider costs	766,107	298,683	1,998,914	1,493,001
Sales and marketing costs	616,141	556,914	1,727,712	1,560,971
Amortization of capitalized software costs	78,170	160,745	367,907	483,832
Amortization of intangible assets	563,847	585,349	1,692,037	1,686,328
Other operating expenses	217,161	382,226	735,553	925,764
Total operating expenses	5,965,348	6,235,209	18,535,184	19,417,659
Loss from operations	$(1,593,431)	$(2,487,668)	$(5,514,384)	$(8,232,857)

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

On August 18, 2023, we entered into an agreement and plan of merger to acquire CardCash Exchange, Inc. (“CardCash”). On December 29, 2023, the merger was completed and accounted for as a business combination under the acquisition method. CardCash was formed in 2013 and purchases merchant gift cards and resells them at a markup.

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

Restaurant.com Business to Consumer Division

Our B2C division accounted for approximately 3% of gross revenue in the three months ended September 30, 2026. To our database of 6.2 million customers, we sell:

● Discounted certificates for 10,000 restaurants. The certificates range from $5 to $100 and never expire.

● Discount Dining Passes, which provide discounts at 170,000 restaurants and other retailers. These passes provide multiple uses for nine months.

Restaurant.com Business to Business Division

Our B2B division accounted for approximately 97% of our gross revenue in the three months ended September 30, 2026. We sell certificates and Discount Dining Passes to corporations and marketers, which use them to:

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

Operating Metrics

●	Gross billings are the total dollar value of customer purchases of goods and services. Gross billings are presented net of customer refunds and order discounts. A significant portion of our revenue consists of sales of discounted merchant gift cards, in which we collect the transaction price from the customer and remit a portion to the third-party suppliers who will provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price. Gross billings are an indicator of our growth and business performance, as they measure the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings we retain after merchant payments.

A reconciliation of our net sales (as reported) to our gross billings for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change %	2026	2025	Change %
Net sales (as reported)	$22,323,212	$18,783,908	18.8%	$65,427,640	$61,961,652	5.6%
Company costs of Agent Transactions (see discussion below)	23,450,720	20,302,632	15.5%	70,897,741	49,216,416	44.1%
Gross billings	$45,773,932	$39,086,540	17.1%	$136,325,381	$111,178,068	22.6%

Inflation

The Iran, Russia and Ukraine conflicts and other geopolitical conflicts, as well as related international response, have exacerbated inflationary pressures, including causing increases in the price for goods and services and global supply chain disruptions, which have resulted and may continue to result in shortages in food products, materials and services. Such shortages have resulted and may continue to result in inflationary cost increases for labor, fuel, food products, materials and services, and could continue to cause costs to increase as well as result in the scarcity of certain materials. We cannot predict future trends in inflation or other negative economic factors, or the associated changes in our operating costs, and how these may impact our business. To the extent we and the restaurant customers we service are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our and their business, our revenues and gross profit could decrease, and our financial condition and results of operations could be adversely affected.

Going Concern

The Company has a history of reporting net losses. As of September 30, 2026, the Company had $3,945,212 in cash available to fund its operations, including expansion plans, and to service its debt, and working capital of $631,754.

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

As a result, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2025, includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern depends on its ability to raise additional debt or equity capital to fund its business activities and ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurances that the Company will be able to secure additional financing on acceptable terms, as and when necessary to continue to conduct operations. There is also significant uncertainty as to the effect that the inflationary pressure may have on the Company’s business plans and the amount and type of financing available to the Company in the future.

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

The following table reconciles the recording of the Company’s gross vs. net transactions to the Company’s reported net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Gross revenue (Principal Transactions)	$20,791,306	$17,452,759	$60,646,759	$58,491,130
Net revenue (Agent Transactions)	1,531,906	1,331,149	4,780,881	3,470,522
Net Sales	$22,323,212	$18,783,908	$65,427,640	$61,961,652

Net revenue recognized as agent increased $200,757, or 15.1%, during the three months ended September 30, 2026, as compared to the prior year period. Net revenue recognized as agent increased $1,310,359, or 37.8%, during the nine months ended September 30, 2026, as compared to the prior year period. The increase over the prior year period was from the sale of cruise-line-related gift cards, fluctuations in the types of gift cards sold, and changes in the number of customer orders in which the Company acted as an agent.

Results of Operations – Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Operating Metrics

Our gross billings for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026	2025	Change %
Gross billings	$45,773,932	$39,086,540	17.1%

Gross billings increased 17.1% during the three months ended September 30, 2026, as compared to the prior year period. A significant portion of our revenue comes from discounted merchant gift card sales, in which we collect the transaction price from the customer and remit a portion to third-party suppliers of the related goods or services. For these transactions, gross billings differ from the Net Sales reported in our Condensed Consolidated Statements of Operations, which reflect only the fees and commissions we retain from the sale of discounted merchant gift cards.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2026	2025

Net Sales	$22,323,212	$18,783,908
Cost of sales	17,951,295	15,036,367
Gross profit	4,371,917	3,747,541

Operating expenses
Selling, general and administrative expenses	5,323,331	5,489,115
Amortization of capitalized software costs	78,170	160,745
Amortization of intangible assets	563,847	585,349
Total operating expenses	5,965,348	6,235,209

Loss from operations	(1,593,431)	(2,487,668)

Other income (expenses)
Interest income	4,807	1,811
Interest expense	(120,656)	(135,005)
Other income	26,746	38,540
Total other income (expenses)	(89,103)	(94,654)

Net loss before income taxes	(1,682,534)	(2,582,322)
Income tax benefit	175,432	144,860
Net loss	$(1,507,102)	$(2,437,462)

The following is a discussion of our results of operations.

Net Sales

Net sales for the three months ended September 30, 2026 and 2025, were $22,323,212 and $18,783,908, respectively, an increase of 18.8%. The increase in net sales was due to the change in the mix of agent versus principal transactions as discussed above. Merchant gift card sales accounted for approximately 98% and 97% of our net sales for the three months ended September 30, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the three months ended September 30, 2026 and 2025 was $17,951,295 and $15,036,367, respectively. Gross profit increased $624,376, or 16.7%, as compared to the prior year period. Our gross margin, as a percentage of net sales, was 19.6% and 20.0% for the three months ended September 30, 2026 and 2025, respectively. Our gross margin was impacted by the increase in net revenue (agent transactions) described above, compared with the prior-year period.

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

Selling, general, and administrative expenses for the three months ended September 30, 2026 and 2025 were $5,323,331 and $5,489,115, respectively, a decrease of $165,783. The decrease was due to a reduction in stock-based compensation expense of $624,035, offset by increased employee compensation, legal and professional fees, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization of capitalized software costs is primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $78,170 and $160,745 for the three months ended September 30, 2026 and 2025, respectively.

Amortization of intangible assets.

Amortization of intangible assets is attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $563,847 and $585,349 for the three months ended September 30, 2026 and 2025, respectively.

Loss from Operations

We incurred a loss from operations of $1,593,431 and $2,487,668 for the three months ended September 30, 2026 and 2025, respectively. The decrease in loss from operations was due to our increased gross profit and decreased stock-based compensation expense, as discussed above.

Other Expenses, Net

Other expenses, net was $89,103 and $94,654 for the three months ended September 30, 2026 and 2025, respectively, and is comprised of interest expense, net of interest income and other income. The decrease in interest expense, net was due to our decreased debt balances.

Income Tax Benefit

Income tax benefit for the three months ended September 30, 2026 and 2025 was $175,432 and $144,860, respectively.

Net Loss

Net loss for the three months ended September 30, 2026 and 2025 was $1,507,102 and $2,437,462, respectively. The decrease in net loss was driven by higher gross profit, lower stock-based compensation expense, and lower interest expense, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Net Loss	$(1,507,102)	$(2,437,462)

Modified EBITDA adjustments:
Income taxes	(175,432)	(144,860)
Interest expense, net	115,848	133,195
Other income	(26,746)	(38,540)
Amortization of intangible assets	563,847	585,349
Amortization of capitalized software costs	78,170	160,745
Stock option and other noncash compensation	849,030	1,473,065
Total Modified EBITDA adjustments	1,404,717	2,168,954

Modified EBITDA	$(102,386)	$(268,508)

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

Results of Operations – Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

Operating Metrics

Our gross billings for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025	Change %
Gross billings	$136,325,381	$111,178,068	22.6%

Gross billings increased 22.6% during the nine months ended September 30, 2026, as compared to the prior year period. A significant portion of our revenue transactions are comprised of sales of discounted merchant gift cards in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party suppliers who provide the related goods or services. For these transactions, gross billings differ from Net Sales reported in our Condensed Consolidated Statements of Operations, which is presented net of the merchant’s share of the transaction price.

Financial Results

GIFTIFY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,
	2026	2025

Net Sales	$65,427,640	$61,961,652
Cost of sales	52,406,840	50,776,850
Gross profit	13,020,800	11,184,802

Operating expenses
Selling, general and administrative expenses	16,475,240	17,247,499
Amortization of capitalized software costs	367,907	483,832
Amortization of intangible assets	1,692,037	1,686,328
Total operating expenses	18,535,184	19,417,659

Loss from operations	(5,514,384)	(8,232,857)

Other income (expenses)
Interest income	13,388	3,588
Interest expense	(354,096)	(487,950)
Other income	26,746	38,540
Total other income (expenses)	(313,962)	(445,822)

Net loss before income taxes	(5,828,346)	(8,678,679)
Income tax benefit	429,784	434,076
Net loss	$(5,398,562)	$(8,244,603)

The following is a discussion of our results of operations.

Net Sales

Net sales for the nine months ended September 30, 2026 and 2025, were $65,427,640 and $61,961,652, respectively, an increase of 5.6%. Merchant gift card sales accounted for approximately 98% and 98% of our net sales for the nine months ended September 30, 2026 and 2025, respectively.

Cost of Sales

Cost of sales consists primarily of the cost to purchase merchant gift cards. Cost of sales for the nine months ended September 30, 2026 and 2025, was $52,406,840 and $50,776,850, respectively. Gross profit increased $1,835,998, or 16.4%, as compared to the prior year period. Our gross margin, as a percentage of net sales, was 19.9% and 18.1% for the nine months ended September 30, 2026 and 2025, respectively. Our gross margin was positively impacted by the increase in net revenue (agent transactions), as described above, as compared to the prior year period.

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

Selling, general and administrative expenses were $16,475,240 for the nine months ended September 30, 2026, as compared to $17,247,499 for the nine months ended September 30, 2025, a decrease of $772,258. The decrease was due to a reduction in stock-based compensation expense of $2,137,816 during the nine months ended September 30, 2026, offset by increased payroll and benefits expenses, marketing and advertising costs, and other general expenses to support our business.

Amortization of capitalized software costs.

Amortization expenses are primarily attributed to the Company’s capitalized software development costs. Amortization expenses were $367,907 during the nine months ended September 30, 2026, as compared to $483,832 during the nine months ended September 30, 2025.

Amortization of intangible assets.

Amortization expenses are primarily attributable to the Company’s amortization of intangible assets with finite lives. Amortization expenses were $1,692,037 during the nine months ended September 30, 2026, as compared to amortization expenses of $1,686,328 during the nine months ended September 30, 2025.

Loss from Operations

For the nine months ended September 30, 2026, we incurred a loss from operations of $5,514,384, as compared to a loss from operations of $8,232,857 for the nine months ended September 30, 2025. The decrease in loss from operations was due to our increased gross profit and decreased stock-based compensation expense as discussed above.

Other Expenses

For the nine months ended September 30, 2026, we incurred interest expense, net of $340,708, as compared to interest expense, net of $484,362 for the nine months ended September 30, 2025. The decrease in interest expense was due to our decreased debt balances. In addition, for the nine months ended September 30, 2026, we recognized other income of $26,746, as compared to other income of $38,540, for the nine months ended September 30, 2025.

Income Tax Benefit

For the nine months ended September 30, 2026, we realized an income tax benefit of $429,784 as compared to an income tax benefit of $434,076 for the nine months ended September 30, 2025.

Net Loss

We realized a net loss of $5,398,562 for the nine months ended September 30, 2026, as compared to a net loss of $8,244,603 for the nine months ended September 30, 2025. The decrease in net loss was due to our increased gross profit, decreased stock-based compensation expense, decreased interest expense, and an income tax benefit, as discussed above.

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

Set forth below is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2026 and 2025 (unaudited):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Net Loss	$(5,398,562)	$(8,244,603)

Modified EBITDA adjustments:
Income taxes	(429,784)	(434,076)
Interest expense, net	340,707	487,950
Other income	(26,746)	(38,540)
Amortization of intangible assets	1,692,037	1,686,328
Amortization of capitalized software costs	367,907	483,832
Loss on fair value of stock issued on vendor settlement	-	33,750
Bad debt expense	-	97,222
Stock option and other noncash compensation	2,745,256	4,879,170
Total Modified EBITDA adjustments	4,689,377	7,195,636

Modified EBITDA	$(709,186)	$(1,048,967)

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the nine months ended September 30, 2026, the Company recorded a net loss of $5,398,562 and used cash in operations of $1,033,604. Cash used in operations was primarily for working capital.

Historically, we have financed our operations through existing cash balances, public and private issuance of common stock, term loans and credit lines from financial institutions.

As of the issuance date of the financial statements included in this Quarterly Report on Form 10-Q, management expects that the Company’s existing cash of $3,945,212 might be insufficient to meet its cash requirements for the 12 months following the filing of this Quarterly Report on Form 10-Q.

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

Our consolidated statements of cash flows as discussed herein are presented below.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Net cash used in operating activities	$(1,033,604)	$(496,067)
Net cash provided by investing activities	-	109,543
Net cash provided by financing activities	1,323,872	105,909
Net increase (decrease) in cash and cash equivalents	$290,268	$(280,615)

Operating Activities

Cash provided by or used in operating activities primarily consists of net loss adjusted for certain non-cash items, including amortization of intangible assets, and the fair value of common stock issued for directors, employees, and service providers, and the effect of changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2026 was $1,033,604 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Cash used in operating activities for the nine months ended September 30, 2025 was $496,067 and consisted of our net loss, adjusted for non-cash items, including amortization of intangible assets, the fair value of vested stock options, common stock issued to executives, employees, and advisors, and routine changes in working capital and other activities.

Investing Activities

The Company had no investing activities for the nine months ended September 30, 2026.

Cash provided by investing activities for the nine months ended September 30, 2025 was $109,543, which was from cash received on an acquisition.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $1,323,872, which was from aggregate proceeds of $1,423,593 on the sale of common stock, offset by repayment of our line of credit balance of $90,003, and repayment of our notes payable of $9,718.

Cash provided by financing activities for the nine months ended September 30, 2025 was $105,909, which was from proceeds of $3,058,577 on the sale of common stock, net proceeds of $985,000 from a note payable, offset by repayment of our line of credit balance of $1,111,345, and repayment of our notes payable of $2,826,323.

Going Concern

Our consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced operating losses and negative operating cash flows during the nine months ended September 30, 2026. We have financed our working capital requirements through borrowings from various sources and the sale of equity securities.

We have a history of reporting net losses. At September 30, 2026, we had cash of $3,945,212 available to fund our operations, including expansion plans, and to service our debt, and a working capital of $631,754. We expect that our existing cash of $3,945,212 may be insufficient to meet our cash requirements for the 12 months following the filing of this Quarterly Report on Form 10-Q. As a result, we have concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm has included an explanatory paragraph in their report with respect to this uncertainty that accompanies the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity capital to fund its business activities and to ultimately achieve sustainable operating revenues and profitability.

As market conditions present uncertainty as to our ability to secure additional funds, there can be no assurances that we will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct operations. There is also significant uncertainty as to the amount and type of financing available to us in the future.

If we are unable to obtain the cash resources necessary to satisfy our ongoing cash requirements, we could be required to scale back our business activities or to discontinue our operations entirely.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are inherently uncertain. In applying these policies, management uses its judgment to select the appropriate assumptions for certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources.

Goodwill

Goodwill of $20,007,670 arose from the acquisition of CardCash and represented approximately 67% of the Company’s total assets at September 30, 2026. The Company has one reporting unit. It tests goodwill for impairment annually as of December 31, or more often if events or changes in circumstances indicate that the fair value of the reporting unit may be below its carrying amount. Because the Company’s common stock is publicly traded, management considers the Company’s market capitalization to be a key indicator of the fair value of the reporting unit.

During the three months ended September 30, 2026, the Company’s stock price declined. Based on the September 30, 2026 closing price of $0.4887, the Company’s market capitalization was approximately $17.7 million, which was below the $21.1 million carrying amount of its stockholders’ equity. However, based on the average closing price of $0.63 for the ten trading days ended September 30, 2026, the Company’s market capitalization was approximately $22.8 million, which was above that carrying amount. The Company’s market capitalization equals the carrying amount of its stockholders’ equity at a share price of approximately $0.58. Each $0.10 change in the share price changes market capitalization by approximately $3.6 million.

After assessing the decline, in conjunction with the going concern conditions described in Note 1 to the condensed consolidated financial statements, management concluded that a quantitative impairment test was not required at September 30, 2026, and no impairment of goodwill was recognized. This assessment required significant judgment, including the period over which the stock price was averaged and the weight given to the Company’s operating results and outlook.

If the Company’s stock price declines below approximately $0.58 per share for a sustained period, or if the Company does not achieve its projected results, the Company may be required to recognize a goodwill impairment charge, which could be material, including in connection with its annual impairment test as of December 31, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers.

The Company buys merchant gift cards from the general public and distributors at a discount and then resells them at a markup. The Company also generates revenue from the sale of discount certificates for third-party restaurants, online restaurant ordering fees, and monthly subscription fees for its restaurant marketing platform. Lastly, the Company recognizes revenue from the sale of Restaurant.com promotional gift cards (revenue recognized based on the Company’s historical redemption rates of its promotional gift cards), the sale of travel, vacation, and merchandise on behalf of third-party merchants (revenue reported on a net basis equal to the purchase price received from the customer less a portion of the purchase price paid by the Company to its merchant partners), and advertising revenue for third-party partners, such as Google Ads, wherein third-party website(s) and/or product(s) are shown or incorporated in the Company’s platform or website (revenue recognized when it is determinable, which is generally upon receipt of a statement and/or proceeds from the third-party partners).

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

Off-Balance Sheet Arrangements

At September 30, 2026 and December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to a material weakness in internal control over financial reporting that was previously identified for the year ended December 31, 2025, and has not been fully remediated.

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

Remediation of Previously Reported Material Weakness

In response to the material weakness identified, management, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness. Ongoing remediation activities include:

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

Inherent Limitations on Effectiveness of Controls

Management does not expect the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s controls and procedures are designed to provide reasonable assurance that the control system’s objectives will be met, and the CEO and CFO have concluded that the Company’s disclosure controls and procedures are ineffective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS†	Inline XBRL Instance Document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GIFTIFY, INC.

Date: November 3, 2026	By:	/s/ Ketan Thakker
Ketan Thakker
President and Chief Executive Officer

Date: November 3, 2026	By:	/s/ Steve Handy
Steve Handy
Chief Financial Officer

